Form 10-Q
period 2025-06-30
Yorkville Acquisition Corp.
filed 2025-08-14
CIK 2064658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

☒ Yes ☐ No

As of August 14, 2025, the registrant had a total of 17,831,250 Class A ordinary shares, $0.0001 par value, issued and outstanding and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

YORKVILLE ACQUISITION CORP.

JUNE 30, 2025

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION		1
Item 1.	Interim Financial Statements.	1
	Unaudited Condensed Balance Sheet as of June 30, 2025	1
	Unaudited Condensed Statements of Operations for the three months ended June 30, 2025 and for the period from March 3, 2025 (inception) through June 30, 2025	2
	Unaudited Condensed Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the three months ended June 30, 2025 and for the period from March 3, 2025 (inception) through June 30, 2025	3
	Unaudited Condensed Statements of Cash Flows for the period from March 3, 2025 (inception) through June 30, 2025	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22
PART II - OTHER INFORMATION		23
Item 1.	Legal Proceedings	23
Item 1.A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	24
PART III - SIGNATURES		25

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

YORKVILLE ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEET

JUNE 30, 2025

Assets:
Current assets
Cash	$1,467,830
Prepaid expenses	85,000
Total current assets	1,552,830
Cash held in Trust Account	173,362,500
Total Assets	$174,915,330

Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit:
Current liabilities
Accrued offering costs	$573,472
Promissory note – related party	124,723
Accrued expenses	8,801
Accounts payable	30,680
Total current liabilities	737,676
Deferred underwriting commissions	5,175,000
Total Liabilities	5,912,676

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 17,250,000 shares issued and outstanding at redemption value of $10.05 per share	173,362,500

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 581,250 shares issued and outstanding (excluding 17,250,000 shares subject to possible redemption)	58
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding(1)	575
Additional paid-in capital	—
Accumulated deficit	(4,360,479)
Total Shareholders’ Deficit	(4,359,846)
Total Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit	$174,915,330

(1)	Includes an aggregate of up to 750,000 Class B ordinary shares, $0.0001 par value subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 6). On June 30, 2025, the underwriters fully exercised their over-allotment option. As such, no Class B ordinary shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

YORKVILLE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2025	For the Period from March 3, 2025 (inception) to June 30, 2025
Formation, general and administrative expenses	$63,574	$93,998
Loss from operations	(63,574)	(93,998)

Other income:
Interest income	1,864	1,864
Other income, net	1,864	1,864
Net loss	$(61,710)	$(92,134)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	189,560	143,750

Basic and diluted net loss per share, Class A ordinary shares subject to possible redemption	$(0.01)	$(0.02)

Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares	6,387	4,844

Basic and diluted net loss per share, non-redeemable Class A ordinary shares	$(0.01)	$(0.02)

Basic weighted average shares outstanding, non-redeemable Class B ordinary shares(1)	5,008,242	5,006,250

Basic net loss per share, non-redeemable Class B ordinary shares	$(0.01)	$(0.02)

Diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	5,750,000	5,750,000

Diluted net loss per share, non-redeemable Class B ordinary shares	$(0.01)	$(0.02)

(1)	Excludes an aggregate of up to 750,000 Class B ordinary shares, $0.0001 par value subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 6). On June 30, 2025, the underwriters fully exercised their over-allotment option. As such, no Class B ordinary shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

YORKVILLE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – March 3, 2025 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(30,424)	(30,424)
Balance - March 31, 2025	—	—	5,750,000	$575	$24,425	$(30,424)	$(5,424)
Fair Value of Public Warrants included in Public Units	—	—	—	—	3,526,667	—	3,526,667
Capital contribution from Sponsor	—	—	—	—	181,750	—	181,750
Sale of Private Placement Units	351,825	35	—	—	3,518,215	—	3,518,250
Issuance of Representative Shares	229,425	23	—	—	2,294,227	—	2,294,250
Allocated value of transaction costs to warrants	—	—	—	—	(192,678)	—	(192,678)
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	(9,352,606)	(4,268,345)	(13,620,951)
Net loss	—	—	—	—	—	(61,710)	(61,710)
Balance – June 30, 2025	581,250	$58	5,750,000	$575	$—	$(4,360,479)	$(4,359,846)

The accompanying notes are an integral part of these unaudited condensed financial statements.

YORKVILLE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE PERIOD FROM MARCH 3, 2025 (INCEPTION) THROUGH JUNE 30, 2025

Cash Flows from Operating Activities:
Net loss	$(92,134)
Adjustments to reconcile net income to net cash used in operating activities:
Formation, general and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	12,762
Formation, general and administrative expenses paid by Sponsor under promissory note – related party	41,195
Changes in operating assets and liabilities:
Prepaid expenses	(85,000)
Accounts payable	30,680
Accrued expenses	8,801
Net cash used in operating activities	(83,696)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(173,362,500)
Net cash used in investing activities	(173,362,500)

Cash Flows from Financing Activities:
Proceeds from sale of Units	172,500,000
Proceeds from Private Placement Units	3,518,250
Payment of underwriting fee	(1,155,750)
Capital contribution from Sponsor	181,750
Payment of offering costs	(130,224)
Net cash provided by financing activities	174,914,026

Net Change in Cash and Cash Equivalents	1,467,830
Cash and Cash Equivalents - Beginning	—
Cash and Cash Equivalents - Ending	$1,467,830

Non-Cash Investing and Financing Activities:
Deferred offering costs included in accrued offering costs	$573,472
Deferred offering costs contributed by Sponsor through promissory note – related party	$83,528
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$12,238
Deferred underwriter fee payable	$5,175,000

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

As of June 30, 2025, the Company has not commenced any operations. All activity for the period from March 3, 2025 (inception) through June 30, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), as defined below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Liquidity and Capital Resources

As of June 30, 2025, the Company had $1,467,830 of cash and working capital of $815,154. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements — Going Concern”, as of June 30, 2025, the Company has sufficient liquidity for the working capital needs of the Company until a minimum of one year from the date of issuance of this financial statement. The Company cannot assure that its plans to consummate an Initial Business Combination will be successful.

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

Use of Estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,467,830 in cash and no cash equivalents as of June 30, 2025.

Cash Held in Trust Account

As of June 30, 2025, the assets held in Trust Account, amounting to $173,362,500, were held in cash.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and Public Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Warrants and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Warrants and Private Placement Units were charged to shareholders’ deficit as the Public and Private Placement Warrants, after management’s evaluation, were accounted for under equity treatment.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be a Cayman Islands exempted company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the condensed balance sheet date.

Net Income (Loss) Per Ordinary Share

The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. The Company complies with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Accretion associated with redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The Company has not considered the effect of the 5,750,000 Public Warrants in the calculation of diluted net income (loss) per share, since the exercise of such warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares:

	Three Months Ended
	June 30, 2025
	Class A Redeemable	Class A Non-redeemable	Class B Non-redeemable
Basic net loss per ordinary shares:
Numerator:
Allocation of net loss, basic	$(2,772)	$(93)	$(73,232)
Denominator:
Basic weighted average ordinary shares outstanding	189,560	6,387	5,008,242
Basic net loss per ordinary share	$(0.01)	$(0.01)	$(0.01)

Diluted net loss per ordinary shares:
Numerator:
Allocation of net loss, diluted	$(2,426)	$(82)	$(73,589)
Denominator:
Diluted weighted average ordinary shares outstanding	189,560	6,387	5,750,000
Diluted net loss per ordinary share	$(0.01)	$(0.01)	$(0.01)

	For the Period from March 3, 2025 (inception) through
	June 30, 2025
	Class A Redeemable	Class A Non-redeemable	Class B Non-redeemable
Basic net loss per ordinary shares:
Numerator:
Allocation of net loss, basic	$(2,569)	$(87)	$(89,478)
Denominator:
Basic weighted average ordinary shares outstanding	143,750	4,844	5,006,250
Basic net loss per ordinary share	$(0.02)	$(0.02)	$(0.02)

Diluted net loss per ordinary shares:
Numerator:
Allocation of net loss, diluted	$(2,245)	$(76)	$(89,813)
Denominator:
Diluted weighted average ordinary shares outstanding	143,750	4,844	5,750,000
Diluted net loss per ordinary share	$(0.02)	$(0.02)	$(0.02)

Warrant Instruments

The Company accounted for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. Such guidance provides that the Public Warrants described above will not be precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheet. As of June 30, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds from Initial Public Offering	$172,500,000
Less:
Proceeds allocated to Public Warrants	(3,526,667)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(9,231,784)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	13,620,951
Class A ordinary shares subject to possible redemption at June 30, 2025	$173,362,500

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

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 351,825 Private Placement Units, at a price of $10.00 per unit, or $3,518,250 in the aggregate. Each Private Placement Unit consists of one Private Placement Share and one-third of one Private Placement Warrant. Each whole Private Placement Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share.

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

June 30, 2025
Cash	$1,467,830
Cash held in Trust Account	$173,362,500

		For the Period from
	For the Three Months Ended June 30, 2025	March 3, 2025 (inception) Through June 30, 2025
Formation, general and administrative expenses	$63,574	$93,998

The CODM reviews cash held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

Formation, general and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Completion Window. The CODM also reviews formation, general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general and administrative expenses, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net loss are reported on the condensed statements of operations and described within their respective disclosures.

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

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering (the “Promissory Note”). The Promissory Note was non-interest bearing, unsecured and due at the earlier of March 25, 2026, or the closing of the Initial Public Offering. As of June 30, 2025, the Company had borrowed $124,723 under the Promissory Note. The Promissory Note was non-interest bearing and $124,723 is outstanding as of June 30, 2025.

Related Party Loans

In addition, in order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, such loans may be convertible into private placement-equivalent units of the post-Business Combination entity at a price of $10.00 per unit (“Working Capital Units”), with each unit comprised of one Class A ordinary share (“Working Capital Share”) and one-third of one warrant to purchase one Class A ordinary share at an exercise price of $11.50 per share (“Working Capital Warrant”). As of June 30, 2025, the Company had no borrowings under the Working Capital Loans.

Additionally, in order to finance potential extensions, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company up to $3,450,000 in extension loans (assuming the underwriters exercise their over-allotment option and no Public Shares have been redeemed at the time of each extension), as may be required (“Extension Loans”). The Extension Loans may be convertible private placement-equivalent units of the post-business combination entity at a price of $10.00 per unit (“Extension Units”), with each unit comprised of one Class A ordinary share (“Extension Share”) and one-third of one warrant to purchase one Class A ordinary share at an exercise price of $11.50 per share (“Extension Warrant”). As of June 30, 2025, the Company had no borrowings under the Extension Loans.

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

Representative Shares

The Company issued to Clear Street and/or its designees 229,425 Class A ordinary shares (the “Representative Shares”) upon the consummation of the Initial Public Offering. The Company estimated the fair value of the Representative Shares to be $2,294,250. The fair value of the Representative Shares was determined to be $10.00 per share as the Representative Shares were issued at approximately the same time as the units sold at $10.00 per unit in the Initial Public Offering. The Company accounted for the Representative Shares as an expense of the Initial Public Offering, resulting in a charge directly to shareholder’s equity and will not require remeasurement after issuance. Clear Street (and any of its designees to whom the Representative Shares are issued) agree not to transfer, assign or sell any such shares without the Company’s prior consent until the completion of a Business Combination. In addition, the Representative Shares are deemed to be underwriting compensation by the Financial Industry Regulatory Authority, Inc. (“FINRA”) pursuant to FINRA Rule 5110 and will, accordingly, be subject to certain transfer restrictions or a period of 180 days beginning on the date of commencement of sales of the Units in the Initial Public Offering. Furthermore, Clear Street agreed (and any of its designees to whom the Representative Shares are issued agree) (i) to waive its redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Completion Window.

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At June 30, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At June 30, 2025, 581,250 shares of Class A ordinary shares were issued and outstanding, excluding 17,250,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. At June 30, 2025, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

Warrants — As of June 30, 2025, there were 5,867,275 warrants outstanding, including 5,750,000 Public Warrants and 117,275 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until the later of 12 months from the closing of this offering and 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

Note 9 — Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects Management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on June 30, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2025
	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash held in Trust Account	$173,362,500	$—	$—

Upon consummating the Initial Public Offering on June 30, 2025, the Public Warrants were valued using a Black-Scholes Simulation Model, resulting in a fair value of $3,526,667. The Public Warrants were valued using Level 3 inputs and have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Warrants:

June 30, 2025
Implied Class A Ordinary Share price	$11.02
Exercise price	$11.50
Simulation term (years)	7.00
Risk-free rate	3.98%
Selected volatility	2.77%
Calculated value per warrant	$0.68
Market adjustment	29.26%

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date that the condensed financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering (as defined below) filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 30, 2025. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

We incurred offering costs of $9,424,463, consisting of $1,155,750 of cash underwriting fee, $5,175,000 of deferred underwriting fee, $2,294,250 for issuance of representative shares, and $799,463 of other offering costs.

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

Results of Operations

As of June 30, 2025, we had not commenced any operations. All activity from inception through June 30, 2025 relates to our formation and our Initial Public Offering, and, since the completion of the Initial Public Offering, our search for a target to consummate an initial business combination. We will not generate any operating revenues until after the completion of an initial business combination, at the earliest. We will generate non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering and placed in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had net loss of $61,710, which consisted of formation, general and administrative expenses of $63,574, offset by interest income of $1,864.

For the period from March 3, 2025 (inception) through June 30, 2025, we had net loss of $92,134, which consisted of formation, general and administrative expenses of $93,998, offset by interest income of $1,864.

Liquidity, Capital Resources and Going Concern

As of June 30, 2025, we had $1,467,830 in cash and cash equivalents held outside of the Trust Account and a working capital deficit of $815,154 (excluding cash and marketable securities held in the Trust Account and the deferred underwriter fee payable).

Until the consummation of the Initial Public Offering, our only source of liquidity was from the $25,000 of proceeds from our Sponsor’s purchase of Class B ordinary shares, par value $0.0001 per share, and a loan of $124,723 from our Sponsor pursuant to a promissory note to cover certain expenses.

Following our Initial Public Offering and the sale of Private Placement Units to the Sponsor, a total of $173,362,500 was placed in the Trust Account.

For the period from March 3, 2025 (inception) through June 30, 2025, net cash used in operating activities was $83,696. Net loss of $92,134, was adjusted by formation, general and administrative expenses paid by Sponsor under promissory note – related party of $41,195, formation, general and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares of $12,762, and $8,438 changes in operating assets and liabilities. Net cash used in investing activities was $173,362,500 related to the funding of the Trust Account. Net cash provided by financing activities was $174,914,026 related to $171,344,250 of net proceeds from the issuance of ordinary shares, $3,518,250 of proceeds from sale of Private Placement Units, and $181,750 of capital contributions from the Sponsor, offset by $130,224 payments of deferred offering costs.

As of June 30, 2025, we had marketable securities held in the Trust Account of $173,362,500 consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting fees and income taxes payable), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2025, we had cash and cash equivalents of $1,467,830 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that an initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit, at the option of the lender. As of June 30, 2025, we did not have any outstanding working capital loans.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of June 30, 2025.

The underwriters of the Initial Public Offering are entitled to a deferred underwriting discount of $0.30 per Unit, or $5,175,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates as of June 30, 2025.

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

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides for additional disclosures primarily related to the income tax rate reconciliations and income taxes paid. ASU 2023-09 requires entities to annually disclose the income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and nontaxable or nondeductible items, among others. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. ASU 2023-09 also requires entities to disclose net income taxes paid or received to federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. ASU 2023-09 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2023-09 would have on its financial position, results of operations or cash flows.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 14, 2025