Form 10-Q
period 2025-09-30
Yorkville Acquisition Corp.
filed 2025-11-14
CIK 2064658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-42720

Yorkville Acquisition Corp.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1012 Springfield Avenue

Mountainside, New Jersey 07092

(Address of principal executive offices, including zip code)

(201) 985-8300

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	MCGAU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	MCGA	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	MCGAW	The Nasdaq Stock Market LLC

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

☒ Yes ☐ No

As of November 14, 2025, the registrant had a total of 17,831,250 Class A ordinary shares, $0.0001 par value, issued and outstanding and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

YORKVILLE ACQUISITION CORP.

SEPTEMBER 30, 2025

		Page
PART I - FINANCIAL INFORMATION		1
Item 1.	Financial Statements.	1
	Unaudited Condensed Consolidated Balance Sheet as of September 30, 2025	1
	Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2025 and for the period from March 3, 2025 (inception) through September 30, 2025	2
	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the three months ended September 30, 2025 and for the period from March 3, 2025 (inception) through September 30, 2025	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the period from March 3, 2025 (inception) through September 30, 2025	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24
PART II - OTHER INFORMATION		25
Item 1.	Legal Proceedings	25
Item 1.A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	67
Item 3.	Defaults Upon Senior Securities	68
Item 4.	Mine Safety Disclosures	68
Item 5.	Other Information	68
Item 6.	Exhibits	69
PART III – SIGNATURES		70

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

YORKVILLE ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2025

Assets:
Current assets
Cash	$290,238
Prepaid expenses	215,931
Due from related party	16,204
Total current assets	522,373
Prepaid expenses	119,146
Investments held in Trust Account	174,599,568
Total Assets	$175,241,087

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit:
Current liabilities
Accrued expenses	$1,406,351
Accounts payable	52,454
Total current liabilities	1,458,805
Deferred underwriting commissions	5,175,000
Total Liabilities	6,633,805

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 17,250,000 shares issued and outstanding at redemption value of $10.12 per share	174,599,568

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 581,250 shares issued and outstanding (excluding 17,250,000 shares subject to possible redemption)	58
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding(1)	575
Additional paid-in capital	—
Accumulated deficit	(5,992,919)
Total Shareholders’ Deficit	(5,992,286)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$175,241,087
(1)

Includes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 6). On June 30, 2025, the underwriters fully exercised their over-allotment option. As such, no Class B ordinary shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YORKVILLE ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		For the
		Period from
	For the	March 3,
	Three Months	2025
	Ended	(inception) through
	September 30,	September 30,
	2025	2025
Formation, general and administrative expenses	$1,640,771	$1,734,769
Loss from operations	(1,640,771)	(1,734,769)

Other income:
Income on investments in Trust Account	1,237,068	1,237,068
Interest income	8,331	10,195
Other income, net	1,245,399	1,247,263
Net loss	$(395,372)	$(487,506)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	17,250,000	7,567,217

Basic and diluted net loss per share, Class A ordinary shares subject to possible redemption	$(0.02)	$(0.04)

Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares	581,250	254,982

Basic and diluted net loss per share, non-redeemable Class A ordinary shares	$(0.02)	$(0.04)

Basic weighted average shares outstanding, non-redeemable Class B ordinary shares(1)	5,750,000	5,329,009

Basic net loss per share, non-redeemable Class B ordinary shares	$(0.02)	$(0.04)

Diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	5,750,000	5,750,000

Diluted net loss per share, non-redeemable Class B ordinary shares	$(0.02)	$(0.04)
(1)

Excludes an aggregate of up to 750,000 Class B ordinary shares, $0.0001 par value subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 6). On June 30, 2025, the underwriters fully exercised their over-allotment option. As such, no Class B ordinary shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YORKVILLE ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND FOR THE PERIOD FROM MARCH 3, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – March 3, 2025 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(30,424)	(30,424)
Balance - March 31, 2025	—	—	5,750,000	$575	$24,425	$(30,424)	$(5,424)
Fair Value of Public Warrants included in Public Units	—	—	—	—	3,526,667	—	3,526,667
Capital contribution from Sponsor	—	—	—	—	181,750	—	181,750
Sale of Private Placement Units	351,825	35	—	—	3,518,215	—	3,518,250
Issuance of Representative Shares	229,425	23	—	—	2,294,227	—	2,294,250
Allocated value of transaction costs to warrants	—	—	—	—	(192,678)	—	(192,678)
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value	—	—	—	—	(9,352,606)	(4,268,345)	(13,620,951)
Net loss	—	—	—	—	—	(61,710)	(61,710)
Balance – June 30, 2025	581,250	58	5,750,000	575	—	(4,360,479)	(4,359,846)
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value	—	—	—	—	—	(1,237,068)	(1,237,068)
Net loss	—	—	—	—	—	(395,372)	(395,372)
Balance – September 30, 2025	581,250	$58	5,750,000	$575	$—	$(5,992,919)	$(5,992,286)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YORKVILLE ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIOD FROM MARCH 3, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

Cash Flows from Operating Activities:
Net loss	$(487,506)
Adjustments to reconcile net income to net cash used in operating activities:
Formation, general and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	12,762
Formation, general and administrative expenses paid by Sponsor under promissory note – related party	41,195
Income of investments in Trust Account	(1,237,068)
Changes in operating assets and liabilities:
Prepaid expenses	(335,077)
Due from related party	(16,204)
Accounts payable	52,454
Accrued expenses	1,406,351
Net cash used in operating activities	(563,093)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(173,362,500)
Net cash used in investing activities	(173,362,500)

Cash Flows from Financing Activities:
Proceeds from sale of Units	172,500,000
Proceeds from Private Placement Units	3,518,250
Payment of underwriting fee	(1,155,750)
Capital contribution from Sponsor	181,750
Payment of promissory note – related party	(124,723)
Payment of offering costs	(703,696)
Net cash provided by financing activities	174,215,831

Net Change in Cash and Cash Equivalents	290,238
Cash and Cash Equivalents - Beginning	—
Cash and Cash Equivalents - Ending	$290,238

Non-Cash Investing and Financing Activities:
Deferred offering costs contributed by Sponsor through promissory note – related party	$83,528
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$12,238
Deferred underwriter fee payable	$5,175,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YORKVILLE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2025, the Company has not commenced any operations. All activity for the period from March 3, 2025 (inception) through September 30, 2025 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), as defined below, and activities associated with identifying and negotiating a potential business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 351,825 units (the “Private Placement Units” and, with respect to the Class A ordinary shares included in the Private Placement Units being offered, the “Private Placement Shares”) at a price of $10.00 per Private Placement Unit, in a private placement to the Company’s sponsor, Yorkville Acquisition Sponsor LLC (the “Sponsor”) in the Initial Public Offering, generating gross proceeds of $3,518,250. Each Private Placement Unit consists of one Class A ordinary share (each, a “Private Placement Share”) and one-third of one redeemable warrant (each, a “Private Placement Warrant”). Each whole Private Placement Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share.

Transaction costs for the Initial Public Offering amounted to $9,424,463, consisting of $1,155,750 of cash underwriting fee, $5,175,000 of deferred underwriting fee, $2,294,250 for issuance of representative shares, and $799,463 of other offering costs.

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

Following the closing of the Initial Public Offering, on June 30, 2025, an amount of $173,362,500 ($10.05 per Unit) from the net proceeds of the sale of the Units and the Private Placement Units was placed in the trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. The funds are to be initially invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the trust account in cash or in an interest-bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

Business Combination Agreement

On August 25, 2025, the Company executed a Business Combination Agreement (the “Business Combination Agreement”), with YA S3 Inc., a Florida corporation and an indirect wholly owned subsidiary of the Company (“SPAC Sub”), Foris Holdings KY Limited, a Cayman Islands exempted company known commercially as Crypto.com (“Crypto.com”), Crypto.com Strategy Holdings, a Cayman Islands exempted company (“Crypto.com Sub”), Yorkville Acquisition Sponsor, LLC, a Delaware limited liability company (“Sponsor”), and Trump Media & Technology Group Corp., a Florida corporation (“TMTG” and together with Crypto.com Sub and the Sponsor, the “Sellers”).

Pursuant to the terms of the Business Combination Agreement, the Sellers will contribute certain assets to the Company and SPAC Sub (as applicable) in exchange for Transaction Shares, the Forced Exercise Warrants and the Earnout Warrants (as applicable).

Pursuant to and concurrently with the execution of the Business Combination Agreement, Crypto.com entered into an Asset Contribution Agreement with Crypto.com Sub (the “Pre-Closing Crypto.com Contribution Agreement 1”) pursuant to which, immediately prior to, but contingent upon, the Closing, Crypto.com will contribute (the “Pre-Closing Crypto.com Contribution”) 6,313,000,212 Cronos tokens and all necessary physical devices required to establish and operate a Cronos proof of stake validator node and staking infrastructure (the “Cronos Assets”) to Crypto.com Sub.

Pursuant to and concurrently with the execution of the Business Combination Agreement, Crypto.com Sub entered into an Asset Contribution Agreement with the Company (the “Crypto.com Contribution and Sale Agreement” and, together with the Crypto.com Pre-Closing Contribution Agreement 1, the “Crypto.com Contribution Agreements”) pursuant to which, at the Closing, (a) Crypto.com Sub will (1) at the Closing, sell 90% of the Cronos Assets to SPAC Sub and (2) immediately following the Closing, contribute 10% of the Cronos Assets to the Company in consideration of an aggregate 100,000,000 shares of SPAC Class B Common Stock, and a Forced Exercise Warrant, exercisable for 10,000,000 shares of SPAC Class A Common Stock. In connection with the consummation of the Crypto.com Contribution Agreement 2, at the Closing, Crypto.com will license to the Company, pursuant to a Trademark License Agreement, certain intellectual property and all operational knowhow and proprietary technology required to establish and operate a Cronos proof of stake validator node, and staking infrastructure.

Pursuant to and concurrently with the execution and delivery of the Business Combination Agreement, TMTG entered into a trademark license agreement (the “TMTG License Agreement”), with Trump Media Group, LLC, a Florida limited liability company, (“Asset Company”) pursuant to which, immediately prior to, but contingent upon, the Closing, TMTG will license the rights to use the “Trump Media Group” brand name and certain other Intellectual Property rights to the Asset Company (the “Pre-Closing TMTG Contribution” and together with the Pre-Closing Crypto.com Contribution, the “Pre-Closing Contributions”).

Pursuant to and concurrently with the execution and delivery of the Business Combination Agreement, TMTG entered into an asset contribution agreement with the Company (the “TMTG Contribution Agreement”) and, together with the Crypto.com Contribution Agreements and the TMTG License Agreement, the “Contribution Agreements”) pursuant to which, at the Closing, TMTG will contribute 100% of the issued and outstanding membership interests of the Asset Company to the Company in consideration of 10,000,000 shares of SPAC Class A Common Stock, the Earnout Warrants (as described below) and a Forced Exercise Warrant, exercisable for 10,000,000 shares of SPAC Class A Common Stock.

At the Closing, subject to the terms and conditions set forth in the Business Combination Agreement and pursuant to the Contribution Agreements, the Sellers will sell to the Company (or SPAC Sub, as applicable), and the Company (or SPAC Sub, as applicable) will purchase from the Sellers, the Cronos Assets and the Asset Company Interests (as applicable) as follows:

(a)	Crypto.com Sub will (i) sell to SPAC Sub, and SPAC Sub will purchase from Crypto.com Sub, all right, title and interest in and to 90% of the Cronos Assets, free and clear of all Liens, in consideration of 90,000,000 shares of SPAC B Common Stock, and (ii) contribute to the Company, and the Company shall receive from Crypto.com Sub, all right, title and interest in and to 10% of the Cronos Assets, free and clear of all Liens, in consideration of 10,000,000 shares of SPAC Class B Common Stock and a Forced Exercise Warrant, exercisable for 10,000,000 shares of SPAC Class A Common Stock. The consideration will be allocated to SPAC Sub and the Company pursuant to the Crypto.com Contribution and Sale Agreement.
(b)	TMTG will sell to the Company, and the Company will purchase from TMTG, all right, title and interest in and to the Asset Company Interests, free and clear of all Liens, in consideration of 10,000,000 shares of SPAC Class A Common Stock and a Forced Exercise Warrant, exercisable for 10,000,000 shares of SPAC Class A Common Stock.
(c)	Additionally, in exchange for such Asset Company Interests, the Company will issue three Earnout Warrants to TMTG, each exercisable for a number of shares of SPAC Class A Common Stock equal to 7% of the Company’s outstanding capital stock at the time of the Closing, rounded to the nearest whole number. Each Earnout Warrant will be exercisable within 30 days of the occurrence of the applicable triggering event as described in the Earnout Warrants.
(d)	The Company will issue to the Sponsor a Forced Exercise Warrant exercisable (on or after the Closing Date) for 2,000,000 shares of SPAC Class A Common Stock.

Liquidity and Capital Resources

As of September 30, 2025, the Company had $290,238 of cash and a working capital deficit of $936,432. The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through receipt of $25,000 from the Sponsor in exchange for the issuance of Founder Shares, and up to $300,000 under the Promissory Note (as defined in Note 6). On July 2, 2025, the Promissory Note was repaid in full. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements — Going Concern”, subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Based on the foregoing, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date the financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management plans to address this uncertainty through a Business Combination. The Company cannot be assured that its plans to consummate an Initial Business Combination will be successful.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, the financial statements do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $290,238 in cash and no cash equivalents as of September 30, 2025.

Investments Held in Trust Account

As of September 30, 2025, the assets held in Trust Account, amounting to $174,599,568, were held in money market funds.

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

Transaction costs for the Initial Public Offering amounted to $9,424,463, consisting of $1,155,750 of cash underwriting fee, $5,175,000 of deferred underwriting fee, $2,294,250 for issuance of representative shares, and $799,463 of other offering costs.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be a Cayman Islands exempted company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the condensed consolidated balance sheet date.

Net Loss Per Ordinary Share

The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. The Company complies with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. Net loss per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Accretion associated with redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The Company has not considered the effect of the 5,750,000 Public Warrants in the calculation of diluted net loss per share, since the exercise of such warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares:

	Three Months Ended
	September 30, 2025
	Class A	Class A	Class B
	Redeemable	Non-redeemable	Non-redeemable
Basic and diluted net loss per ordinary shares:
Numerator:
Allocation of net loss, basic and diluted	$(289,220)	$(9,745)	$(96,407)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	17,250,000	581,250	5,750,000
Basic and diluted net loss per ordinary share	$(0.02)	$(0.02)	$(0.02)

	For the Period from March 3, 2025
	(inception) through
	September 30, 2025
	Class A	Class A	Class B
	Redeemable	Non-redeemable	Non-redeemable
Basic net loss per ordinary shares:
Numerator:
Allocation of net loss, basic	$(280,511)	$(9,452)	$(197,543)
Denominator:
Basic weighted average ordinary shares outstanding	7,567,217	254,982	5,329,009
Basic net loss per ordinary share	$(0.04)	$(0.04)	$(0.04)

Diluted net loss per ordinary shares:
Numerator:
Allocation of net loss, diluted	$(271,810)	$(9,159)	$(206,537)
Denominator:
Diluted weighted average ordinary shares outstanding	7,567,217	254,982	5,750,000
Diluted net loss per ordinary share	$(0.04)	$(0.04)	$(0.04)

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheet. As of September 30, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed consolidated balance sheet are reconciled in the following table:

Gross proceeds from Initial Public Offering	$172,500,000
Less:
Proceeds allocated to Public Warrants	(3,526,667)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(9,231,784)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	13,620,951
Class A ordinary shares subject to possible redemption at June 30, 2025	173,362,500
Accretion of Class A ordinary shares subject to possible redemption	1,237,068
Class A ordinary shares subject to possible redemption at September 30, 2025	$174,599,568

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

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering on September 30, 2025, the Company sold 17,250,000 Units at a purchase price of $10.00 per Unit, which includes the full exercise of the underwriters’ over-allotment option in the amount of 2,250,000 Units. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each Public Warrant will become exercisable at the later of 12 months from the closing of this offering and 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the condensed consolidated balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

September 30,
2025
Cash	$290,238
Cash held in Trust Account	$174,599,568

		For the
		Period from
	For the	March 3, 2025
	Three Months	(inception)
	Ended	Through
	September 30,	September 30,
	2025	2025
Formation, general and administrative expenses	$1,640,771	$1,734,769
Income on investments in Trust Account	$1,237,068	$1,237,068

The CODM reviews cash held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

Formation, general and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Completion Window. The CODM also reviews formation, general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general and administrative expenses, as reported on the condensed consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net loss are reported on the condensed consolidated statements of operations and described within their respective disclosures.

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

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering (the “Promissory Note”). The Promissory Note was non-interest bearing, unsecured and due at the earlier of March 25, 2026, or the closing of the Initial Public Offering. As of June 30, 2025, the Company had borrowed $124,723 under the Promissory Note. On July 2, 2025, the Company repaid the Promissory Note in full to the Sponsor. The Promissory Note was non-interest bearing and no amounts are outstanding as of September 30, 2025. Borrowings under the Promissory Note are no longer available.

Due From Related Party

The Company made payments of $16,204 on behalf of a related party. As of September 30, 2025, the Company had an outstanding balance of $16,204 included in due from related party on the accompanying unaudited condensed balance sheets.

Related Party Loans

In addition, in order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, such loans may be convertible into private placement-equivalent units of the post-Business Combination entity at a price of $10.00 per unit (“Working Capital Units”), with each unit comprised of one Class A ordinary share (“Working Capital Share”) and one-third of one warrant to purchase one Class A ordinary share at an exercise price of $11.50 per share (“Working Capital Warrant”). As of September 30, 2025, the Company had no borrowings under the Working Capital Loans.

Additionally, in order to finance potential extensions, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company up to $3,450,000 in extension loans (assuming the underwriters exercise their over-allotment option and no Public Shares have been redeemed at the time of each extension), as may be required (“Extension Loans”). The Extension Loans may be convertible private placement-equivalent units of the post-business combination entity at a price of $10.00 per unit (“Extension Units”), with each unit comprised of one Class A ordinary share (“Extension Share”) and one-third of one warrant to purchase one Class A ordinary share at an exercise price of $11.50 per share (“Extension Warrant”). As of September 30, 2025, the Company had no borrowings under the Extension Loans.

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

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At September 30, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At September 30, 2025, 581,250 shares of Class A ordinary shares were issued and outstanding, excluding 17,250,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. At September 30, 2025, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

Warrants — As of September 30, 2025, there were 5,867,275 warrants outstanding, including 5,750,000 Public Warrants and 117,275 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until the later of 12 months from the closing of this offering and 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

The following table presents information about the Company’s assets that are measured at fair value on September 30, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2025
	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash held in Trust Account	$174,599,568	$—	$—

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

Note 10 — Subsequent Events

On October 16, 2025, the Company was reimbursed $16,204 for payments made on behalf of a related party. As such, no amounts are due from related party.

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

Proposed Business Combination

On August 25, 2025, the Company executed a Business Combination Agreement (the “Business Combination Agreement”), with YA S3 Inc., a Florida corporation and an indirect wholly owned subsidiary of the Company (“SPAC Sub”), Foris Holdings KY Limited, a Cayman Islands exempted company known commercially as Crypto.com (“Crypto.com”), Crypto.com Strategy Holdings, a Cayman Islands exempted company (“Crypto.com Sub”), Yorkville Acquisition Sponsor, LLC, a Delaware limited liability company (“Sponsor”), and Trump Media & Technology Group Corp., a Florida corporation (“TMTG” and together with Crypto.com Sub and the Sponsor, the “Sellers”).

Pursuant to the terms of the Business Combination Agreement, the Sellers will contribute certain assets to the Company and SPAC Sub (as applicable) in exchange for Transaction Shares, the Forced Exercise Warrants and the Earnout Warrants (as applicable).

Pursuant to and concurrently with the execution of the Business Combination Agreement, Crypto.com entered into an Asset Contribution Agreement with Crypto.com Sub (the “Pre-Closing Crypto.com Contribution Agreement 1”) pursuant to which, immediately prior to, but contingent upon, the Closing, Crypto.com will contribute (the “Pre-Closing Crypto.com Contribution”) 6,313,000,212 Cronos tokens and all necessary physical devices required to establish and operate a Cronos proof of stake validator node and staking infrastructure (the “Cronos Assets”) to Crypto.com Sub.

Pursuant to and concurrently with the execution of the Business Combination Agreement, Crypto.com Sub entered into an Asset Contribution Agreement with the Company (the “Crypto.com Contribution and Sale Agreement” and, together with the Crypto.com Pre-Closing Contribution Agreement 1, the “Crypto.com Contribution Agreements”) pursuant to which, at the Closing, (a) Crypto.com Sub will (1) at the Closing, sell 90% of the Cronos Assets to SPAC Sub and (2) immediately following the Closing, contribute 10% of the Cronos Assets to the Company in consideration of an aggregate 100,000,000 shares of SPAC Class B Common Stock, and a Forced Exercise Warrant, exercisable for 10,000,000 shares of SPAC Class A Common Stock. In connection with the consummation of the Crypto.com Contribution Agreement 2, at the Closing, Crypto.com will license to the Company, pursuant to a Trademark License Agreement, certain intellectual property and all operational knowhow and proprietary technology required to establish and operate a Cronos proof of stake validator node, and staking infrastructure.

Pursuant to and concurrently with the execution and delivery of the Business Combination Agreement, TMTG entered into a trademark license agreement (the “TMTG License Agreement”), with Trump Media Group, LLC, a Florida limited liability company, (“Asset Company”) pursuant to which, immediately prior to, but contingent upon, the Closing, TMTG will license the rights to use the “Trump Media Group” brand name and certain other Intellectual Property rights to the Asset Company (the “Pre-Closing TMTG Contribution” and together with the Pre-Closing Crypto.com Contribution, the “Pre-Closing Contributions”).

Pursuant to and concurrently with the execution and delivery of the Business Combination Agreement, TMTG entered into an asset contribution agreement with the Company (the “TMTG Contribution Agreement”) and, together with the Crypto.com Contribution Agreements and the TMTG License Agreement, the “Contribution Agreements”) pursuant to which, at the Closing, TMTG will contribute 100% of the issued and outstanding membership interests of the Asset Company to the Company in consideration of 10,000,000 shares of SPAC Class A Common Stock, the Earnout Warrants (as described below) and a Forced Exercise Warrant, exercisable for 10,000,000 shares of SPAC Class A Common Stock.

At the Closing, subject to the terms and conditions set forth in the Business Combination Agreement and pursuant to the Contribution Agreements, the Sellers will sell to the Company (or SPAC Sub, as applicable), and the Company (or SPAC Sub, as applicable) will purchase from the Sellers, the Cronos Assets and the Asset Company Interests (as applicable) as follows:

(a)	Crypto.com Sub will (i) sell to SPAC Sub, and SPAC Sub will purchase from Crypto.com Sub, all right, title and interest in and to 90% of the Cronos Assets, free and clear of all Liens, in consideration of 90,000,000 shares of SPAC B Common Stock, and (ii) contribute to the Company, and the Company shall receive from Crypto.com Sub, all right, title and interest in and to 10% of the Cronos Assets, free and clear of all Liens, in consideration of 10,000,000 shares of SPAC Class B Common Stock and a Forced Exercise Warrant, exercisable for 10,000,000 shares of SPAC Class A Common Stock. The consideration will be allocated to SPAC Sub and the Company pursuant to the Crypto.com Contribution and Sale Agreement.

(b)	TMTG will sell to the Company, and the Company will purchase from TMTG, all right, title and interest in and to the Asset Company Interests, free and clear of all Liens, in consideration of 10,000,000 shares of SPAC Class A Common Stock and a Forced Exercise Warrant, exercisable for 10,000,000 shares of SPAC Class A Common Stock.
(c)	Additionally, in exchange for such Asset Company Interests, the Company will issue three Earnout Warrants to TMTG, each exercisable for a number of shares of SPAC Class A Common Stock equal to 7% of the Company’s outstanding capital stock at the time of the Closing, rounded to the nearest whole number. Each Earnout Warrant will be exercisable within 30 days of the occurrence of the applicable triggering event as described in the Earnout Warrants.
(d)	The Company will issue to the Sponsor a Forced Exercise Warrant exercisable (on or after the Closing Date) for 2,000,000 shares of SPAC Class A Common Stock.

Results of Operations

As of September 30, 2025, we had not commenced any operations. All activity from inception through September 30, 2025 relates to our formation and our Initial Public Offering, and, since the completion of the Initial Public Offering, our search for a target to consummate an initial business combination. We will not generate any operating revenues until after the completion of an initial business combination, at the earliest. We will generate non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering and placed in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had net loss of $395,372, which consisted of formation, general and administrative expenses of $1,640,771, offset by income on investments held in the Trust Account of $1,237,068 and interest income of $8,331.

For the period from March 3, 2025 (inception) through September 30, 2025, we had net loss of $487,506, which consisted of formation, general and administrative expenses of $1,734,769, offset by income on investments held in the Trust Account of $1,237,068 and interest income of $10,195.

Liquidity, Capital Resources and Going Concern

As of September 30, 2025, we had $290,238 in cash and cash equivalents held outside of the Trust Account and a working capital deficit of $936,432 (excluding cash and marketable securities held in the Trust Account and the deferred underwriter fee payable).

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

For the period from March 3, 2025 (inception) through September 30, 2025, net cash used in operating activities was $563,093. Net loss of $487,506, was adjusted by formation, general and administrative expenses paid by Sponsor under promissory note – related party of $41,195, formation, general and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares of $12,762, income on investments in Trust Account of $1,237,068, and $1,107,524 changes in operating assets and liabilities. Net cash used in investing activities was $173,362,500 related to the funding of the Trust Account. Net cash provided by financing activities was $174,215,831 related to $171,344,250 of net proceeds from the issuance of ordinary shares, $3,518,250 of proceeds from sale of Private Placement Units, and $181,750 of capital contributions from the Sponsor, offset by repayment of promissory note to Sponsor of $124,723 and $703,696 payments of deferred offering costs.

As of September 30, 2025, we had marketable securities held in the Trust Account of $174,599,568 consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting fees and income taxes payable), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2025, we had cash and cash equivalents of $290,238 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that an initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit, at the option of the lender. As of September 30, 2025, we did not have any outstanding working capital loans.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of September 30, 2025.

The underwriters of the Initial Public Offering are entitled to a deferred underwriting discount of $0.30 per Unit, or $5,175,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates as of September 30, 2025.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In light of our entry into a Business Combination Agreement during the quarter, you should also consider the transaction‑specific risks associated with the proposed Business Combination and related transactions.

Risks Related to the Business and Strategy of the Combined Company

Cronos tokens are not currently used in an operating business, which makes it difficult to evaluate the combined company’s business and future prospects, and the combined company may not be able to achieve or maintain profitability in any given period.

The Company was formed as a blank check company incorporated as a Cayman Islands exempted company with limited liability on March 3, 2025 and, subject to the conditions of the Business Combination Agreement, will domesticate into a Florida corporation at least two business days before the closing of the Business Combination. The Company has no operating history, and the volatile nature of the market price of Cronos (“CRO”), which will constitute a substantial portion of our assets, creates significant uncertainty and makes it difficult to evaluate our future prospects. The absence of a predecessor business in this transaction will also make it difficult to accurately forecast the future results of operations, which is subject to a number of uncertainties including the combined company’s ability to grow its CRO reserves per share (i.e., the amount of CRO per each fully diluted share), CRO generation per share (i.e., the incremental CRO generated per share over a certain time period) and external delegation to validator (i.e., the total CRO delegated by third-party holders to the combined company’s validator), and the market size and growth opportunities in each of the combined company’s anticipated lines of business.

We cannot guarantee the combined company’s ability to raise additional capital, or to raise additional capital on favorable terms, which may adversely impact our business and initial business strategy. See “The combined company’s ability to timely raise capital in the future may be limited, or may be unavailable on acceptable terms, if at all. the combined company’s failure to raise capital when needed could harm its business, operating results and financial condition.”

Our ability to generate cash flow initially will largely be dependent on the combined company’s ability to raise capital to acquire additional CRO, to access and acquire CRO not held in exchanges, to establish and operate a Cronos validator node and staking infrastructure for delegation of CRO holdings and delegation by third parties and to carry out activities aimed at catalyzing the fusion between CRO and traditional capital markets and greater adoption of CRO. Our business strategy may not be realized as quickly as hoped, or even at all. Further, even if we achieve growth, in future periods, that growth could slow or decline for a number of reasons, including, but not limited to, CRO volatility, increased competition, digital coins that compete with and may result in a decline in utilization of CRO or replace CRO, our inability to develop, improve or effectively scale CRO acquisition, negative publicity or sentiments relating to CRO or a perceived affiliation between Crypto.com or the combined company and Cronos Labs, government regulation or the combined company’s failure, for any reason, to continue to take advantage of growth opportunities.

CRO market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. There is no assurance that any estimates driving CRO acquisition strategies will accurately reflect any particular level of revenue or growth prospects for the combined company.

We will encounter risks and difficulties as described in this section. If we do not manage these risks successfully, our business may be adversely impacted. If the combined company’s assumptions regarding these risks and uncertainties and its future growth are incorrect or change adversely, or if the combined company does not address these risks successfully, the combined company’s operating and financial results could differ materially from its expectations, and its business could suffer. If our revenue growth rate, when we are at a revenue generation stage, were to decline significantly or become negative, it could adversely affect our operating results and financial condition. If we are not able to achieve or maintain positive cash flow from operations, or if the price of CRO declines significantly, our business may be adversely impacted and we may require additional financing, which may not be available on favorable terms or at all, may restrict the distribution of dividends or other payments to shareholders, or may be dilutive to our shareholders.

The combined company may not be able to successfully execute its business strategies.

A significant part of the combined company’s strategy is CRO acquisition, however:

●	our acquisition strategy is susceptible to various risks associated with CRO, including price volatility and liquidity;
●	we may compete with others to acquire CRO, and as competition increases, decreased availability or increased prices for acquisition could result;
●	we may experience difficulty in anticipating the timing and availability of CRO acquisition;
●	we may not be able to obtain further financing, on favorable terms or at all, to finance any of our potential CRO acquisitions; and
●	we may not be able to generate the cash necessary to execute our CRO acquisition strategy.

The occurrence of any of these factors could adversely affect our CRO acquisition strategy.

We also expect to carry out other CRO-related activities, such as staking our CRO holdings and establishing and operating a Cronos validator node. The combined company may in the future consider offering or engaging in other CRO-related products, services or activities. See “We expect to engage in other CRO-related activities, including participating in staking activities and operating a validator node, all of which are subject to regulation. We have not previously engaged in these business lines and we may be unable to implement our business plan, including, without limitation, due to operational challenges, significant competition and regulation.”

The combined company’s operating results, revenues and expenses may significantly fluctuate, including due to the highly volatile nature of CRO, which could have an adverse effect on the market price of the combined company’s common stock.

Our operating results will be dependent on the broader CRO economy. Due to the rapidly evolving nature of digital assets and the volatile price of CRO, which has experienced and continues to experience significant volatility, we expect that our operating results will fluctuate significantly from quarter to quarter in accordance with market sentiments and movements in the broader CRO economy. We expect that our operating results will fluctuate significantly as a result of a variety of factors, many of which are unpredictable and in certain instances are outside of our control, including:

●	fluctuations in the price of CRO, of which we will have significant holdings, and in which we expect we will continue to make significant purchases and announcements about our transactions in CRO;
●	regulatory, commercial and technical developments related to CRO or the Cronos network;
●	investor perception of the combined company, including as compared to investment vehicles that are expected to be designed to track the price of CRO and other digital assets, such as anticipated CRO-focused exchange-traded products (“ETPs”);
●	changes in the legislative or regulatory environment or actions by U.S. or non-U.S. governments or regulators, including fines, orders or consent decrees;
●	regulatory changes or scrutiny that impact our ability to offer certain products or services;
●	pricing for or temporary suspensions of products and services we expect to offer in the future in accordance with our strategy;

●	investments we may make in the development of products and services, and sales and marketing;
●	changes to the supply of CRO resulting from governance actions adopted by network consensus, including (i) any proposal to issue additional CRO tokens (such as the proposal to issue 70 billion CRO tokens in March 2025), and (ii) any proposal to reduce supply through token burns (such as the proposals to burn 50 million CRO tokens in each of December 2023, July 2024, December 2024 and March 2025);
●	market conditions of, and overall sentiment towards, CRO, including negative publicity, media or social media coverage, or sentiment due to events in or relating to, or perception of, CRO or the broader digital assets industry, for example: (i) public perception that CRO can be used as a vehicle to circumvent sanctions, including sanctions imposed on Russia or certain regions related to the ongoing conflict between Russia and Ukraine, or to fund criminal or terrorist activities, such as the purported use of certain digital assets by Hamas to fund its terrorist attack against Israel in October 2023; (ii) previous, pending or expected civil, criminal, regulatory enforcement or other high profile actions against major participants in the digital assets ecosystem, including the SEC’s dismissed enforcement actions against Coinbase, Inc., Payward Inc. and Payward Ventures Inc. (together known as “Kraken”), and Binance Holdings Ltd.; (iii) additional filings for bankruptcy protection or bankruptcy proceedings of major digital asset industry participants, such as the bankruptcy proceeding of FTX Trading Ltd. and its affiliates; and (iv) the actual or perceived environmental impact of CRO and related activities, including environmental concerns raised by private individuals, governmental and non-governmental organizations and other actors;
●	investment and trading activities, such as (i) trading activities of highly active retail and institutional users, speculators, validators and investors; (ii) actual or expected significant dispositions of CRO by large holders, including the expected liquidation of digital assets associated with entities that have filed for bankruptcy protection, such as FTX Trading Ltd., which in late 2023 and early 2024 sold several billion dollars’ worth of digital assets, including Bitcoin, and the transfer and sale of Bitcoin associated with significant hacks, seizures or forfeitures, such as the transfers of Bitcoin to (a) creditors of the hacked cryptocurrency exchange Mt. Gox which began in July 2024, (b) claimants following restitution proceedings allocating $9 billion of recovered Bitcoin related to a 2016 hack of the Bitfinex cryptocurrency exchange, (c) the German government following the seizure of about 50,000 Bitcoin in January 2024 from the operator of the website Movie2k.to, or (d) the government of the United Kingdom after £5 billion worth of Bitcoin seizures from criminal defendants, (e) the United States government after the Southern District of New York seized 51,680 Bitcoin in late 2021 and early 2022 from a defendant convicted of wire fraud or (f) the U.S. Department of Justice which in January 2025 gained approval from the Northern District Court of California to liquidate 69,370 Bitcoin seized from the Silk Road marketplace; and (iii) actual or perceived manipulation of the spot or derivative markets for CRO or anticipated CRO-focused ETPs;
●	macroeconomic conditions, including interest rates, inflation and central banking policies;
●	regulatory, legislative, enforcement and judicial actions that adversely affect the price, ownership, transferability, trading volumes, legality or public perception of CRO, or that adversely affect the operations of or otherwise prevent digital asset custodians, trading venues, lending platforms or other digital assets industry participants from operating in a manner that allows them to continue to deliver services to the digital assets industry;
●	the development and introduction of existing and new products and services by our competitors;
●	competition from other digital assets that exhibit better speed, security, scalability or energy efficiency, that feature other more favored characteristics, that are backed by governments, including the U.S. government, or reserves of fiat currencies, or that represent ownership or security interests in physical assets;
●	a decrease in the price of other digital assets, including stablecoins, or the crash or unavailability of stablecoins that are used as a medium of exchange for CRO purchase and sale transactions, such as the temporary or total loss of value of certain stablecoins in recent years, including to the extent the decrease in the price of such other digital assets or the unavailability of such stablecoins may cause a decrease in the price of CRO or adversely affect investor confidence in digital assets generally;
●	disruptions, failures, unavailability or interruptions in service of trading venues for digital assets, such as, for example, the announcement by the digital asset exchange FTX Trading Ltd. that it would freeze withdrawals and transfers from its accounts and subsequent filing for bankruptcy protection and the SEC enforcement action brought against BAM Trading Services Inc., which initially sought to freeze all of its assets during the pendency of the enforcement action and has since resulted in Binance Holdings Ltd. discontinuing all fiat deposits and withdrawals in the U.S.;
●	the development and introduction of new products, services and activities by us;
●	our ability to control costs, including our operating expenses incurred to grow and expand our operations and to remain competitive;
●	system failure, outages or interruptions, including with respect to our CRO custodian and our platforms, including those due to third-party actions;
●	our lack of control over decentralized or third-party blockchains and networks that may experience downtime, cyber-attacks, critical failures, errors, bugs, corrupted files, data losses or other similar software failures, outages, breaches and losses;
●	breaches of security or privacy;
●	transaction congestion and fees associated with processing transactions on the Cronos network;
●	developments in mathematics or technology, including in artificial intelligence, digital computing, algebraic geometry and quantum computing or new applications of current knowledge in these fields, that could result in the cryptography used by the Cronos network becoming insecure or ineffective;
●	legal, commercial and regulatory uncertainty regarding CRO and other digital assets due to their novelty, see “CRO and other digital assets are novel assets, which will expose the combined company to significant legal, commercial, regulatory and technical uncertainty, which could materially adversely affect the combined company’s financial position, operations and prospects”;
●	changes in national and international economic and political conditions, including, without limitation, federal government policies, trade tariffs and trade disputes, the adverse impacts attributable to the current conflict between Russia and Ukraine and the economic sanctions adopted in response to the conflict and the broadening of the Israel-Hamas conflict, and the ongoing conflicts in Israel, the Gaza Strip, Syria and Lebanon, to other countries in the Middle East;
●	our ability to establish and maintain any future partnerships, collaborations, joint ventures or strategic alliances with third parties; and
●	our ability to attract and retain talent.

As a result of these factors, it is difficult for us to forecast growth trends accurately and our business and future prospects are difficult to evaluate, particularly in the short term.

Further, we cannot predict what further action may be taken with respect to tariffs or trade relations between the U.S. and other governments. Any such changes could fundamentally alter the competitive and regulatory landscape in which we operate, and political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets, all of which could potentially having a material adverse effect on our business, financial condition and results of operation.

In addition, the stock market and the markets for both CRO-influenced and technology companies have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies in those markets. In particular, future trading prices in the combined company’s common stock may reflect market dynamics that are not connected to valuation methods commonly associated with operating companies in similar industries or with companies engaged predominantly in passive investments in CRO or other commodities, such as exchange-traded funds (“ETFs”). Equity market capitalizations of other such companies are often in excess of stockholders’ equity calculated in accordance with U.S. GAAP, and in excess of valuations that might traditionally be expected based on their operating performances, cash flows and net assets. Investors may therefore be unable to assess the value of the shares of the combined company’s common stock or evaluate the risks of an investment in us using traditional or commonly used enterprise valuation methods. We cannot predict how these dynamics may evolve over time, or whether or how long they may last. These market and industry factors may significantly harm the market price of the combined company’s common stock, regardless of our actual operating performance.

Our CRO acquisition strategy exposes us to various risks associated with CRO.

Our CRO acquisition strategy exposes us to various risks associated with CRO, including, but not limited to, the following:

CRO is a highly volatile asset. The trading price of CRO significantly fluctuated during 2024 and 2025 and has traded between approximately $0.07 and $0.21 per CRO in 2024 on the Crypto.com Exchange. Volatility may continue in the future and historical trends could reverse dramatically. See “The combined company’s operating results, revenues and expenses may significantly fluctuate, including due to the highly volatile nature of CRO, which could have an adverse effect on the market price of the combined company’s common stock.” See also “We may suffer losses due to abrupt and erratic market movements.”

Our CRO holdings may significantly impact our financial results and in turn may impact the market price of the combined company’s common stock. If we continue to increase our overall holdings of CRO relative to the other parts of our business in the future, our CRO holdings will have an even greater impact on our financial results and the market price of the combined company’s common stock. We intend to purchase additional CRO and increase our overall holdings of CRO in the future.

The concentration of our CRO holdings limits the risk mitigation that we could take advantage of by purchasing a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our CRO acquisition strategy. See “The combined company’s operating results, revenues and expenses may significantly fluctuate, including due to the highly volatile nature of CRO, which could have an adverse effect on the market price of the combined company’s common stock.” See also “We may suffer losses due to abrupt and erratic market movements.”

Our CRO acquisition strategy has not been tested by us to date. While certain issuers have operating histories that involve a digital asset acquisition strategy that may be comparable to the CRO acquisition strategy the combined company intends to execute, these have not been tested over an extended period of time or under different market conditions. We will continuously examine the risks and rewards of our CRO acquisition strategy. For example, although we believe CRO, due to its fixed supply, has the potential to serve as a hedge against inflation in the long term, the short-term price of CRO declined in recent periods during which the inflation rate increased and governance proposals may result in changes to the CRO supply. Some investors and other market participants may disagree with our CRO acquisition strategy or actions we undertake to implement it. If CRO prices were to decrease or our CRO acquisition strategy otherwise proves unsuccessful, our financial condition, results of operations and the market price of the combined company’s common stock may be materially adversely impacted. See also “A significant decrease in the market value of our CRO holdings could adversely affect our ability to satisfy our financial obligations.”

Our CRO acquisition strategy will expose us to the risk of non-performance by counterparties, whether contractual or otherwise. Risk of non-performance includes the inability or refusal of a counterparty to perform for any reason, including because of a deterioration in the counterparty’s financial condition and liquidity. Custodians, or other counterparties might fail to perform in accordance with the terms of future agreements with them, which could result in a loss of CRO, a loss of the opportunity to generate funds, or other losses. Although we will implement various measures that are designed to mitigate our counterparty risks, including by storing substantially all of the CRO in custody accounts at U.S.-based custodians that service institutions and negotiating contractual arrangements intended to establish that our property interest in custodially held CRO is not subject to claims of our custodians’ creditors, applicable insolvency law is not fully developed with respect to the holding of digital assets in custodial accounts. While all of our custodians are expected to be subject to regulatory regimes intended to protect customers in the event of a custodial bankruptcy, receivership or similar insolvency proceeding, no assurance can be provided that our custodially held CRO will not become part of the custodian’s insolvency estate if one or more of our custodians enters bankruptcy, receivership or similar insolvency proceedings. If our custodially held CRO were nevertheless considered to be the property of our custodians’ estates in the event that any such custodians were to enter bankruptcy, receivership or similar insolvency proceedings, we could be treated as a general unsecured creditor of such custodians, inhibiting our ability to exercise ownership rights with respect to such CRO and this may ultimately result in the loss of the value related to some or all of such CRO. Even if we are able to prevent our CRO from being considered the property of a custodian’s bankruptcy estate as part of an insolvency proceeding, it is possible that we would still be delayed or may otherwise experience difficulty in accessing our CRO held by the affected custodian during the pendency of the insolvency proceedings. Any such outcome could have a material adverse effect on our financial condition and the market price of the combined company’s common stock.

Our primary counterparty risk with respect to our CRO is expected to be custodian performance obligations under the custody arrangements we will enter into. Additionally, if we pursue any strategies to create income streams or otherwise generate funds using our CRO holdings, we would become subject to additional counterparty risks. Any significant non-performance by counterparties, including in particular the custodians with which we custody substantially all of our CRO, could have a material adverse effect on our business, prospects, financial condition and operating results. See “The combined company will face risks relating to the custody of its CRO, including the loss or destruction of private keys required to access our CRO and cyberattacks or other data loss relating to our CRO. If the combined company or its third-party service providers, including Crypto.com, experience a security breach or cyberattack and unauthorized parties obtain access to the combined company’s CRO, or if the combined company’s private keys are lost or destroyed, or other similar circumstances or events occur, including the ability to reverse engineer private keys, the combined company may lose some or all of its CRO and the combined company’s financial condition and results of operations could be materially adversely affected.”

The broader digital assets industry is subject to counterparty risks, which could adversely impact the adoption rate, price and use of CRO. For example, a series of high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, including the filings for bankruptcy protection by Three Arrows Capital, Celsius Network, Voyager Digital, BlockFi Lending, Core Scientific, FTX Trading, Alameda Research and Genesis Global Capital, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, including Silicon Valley Bank, Signature Bank and Silvergate Bank, the potential of SEC enforcement actions, the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by Nevada’s Department of Business and Industry, and the filing and subsequent settlements of lawsuits by the New York Attorney General against Galaxy Digital Holdings, Genesis Global Capital, Genesis’ parent company Digital Currency Group, Inc., and former partner Gemini Trust Company, had highlighted the counterparty risks applicable to owning and transacting in digital assets. Bankruptcies, closures, liquidations and other events may impact our access to CRO and could negatively impact the adoption rate and use of CRO. Additional bankruptcies, closures, liquidations, regulatory enforcement actions or other events involving participants in the digital assets industry in the future may further negatively impact the adoption rate, price and use of CRO, limit the availability to us of financing collateralized by CRO or create or expose additional counterparty risks.

The broader digital assets industry, including the technology associated with digital assets, the rate of adoption and development of and use cases for, digital assets, market perception of digital assets and the legal, regulatory, and accounting treatment of digital assets are constantly developing and changing, and there may be additional risks in the future that are not possible to predict. See “CRO and other digital assets are novel assets, which will expose the combined company to significant legal, commercial, regulatory and technical uncertainty, which could materially adversely affect the combined company’s financial position, operations and prospects.”

A significant decrease in the market value of our CRO holdings could adversely affect our ability to satisfy our financial obligations.

As part of our CRO strategy, we may incur or continue to incur additional indebtedness and other fixed charges. If our businesses do not generate cash flow in future periods sufficient to satisfy our financial obligations, including our debt and other financial obligations, we intend to fund our obligations using cash flow generated by equity or debt financings. Our ability to obtain equity or debt financing may in turn depend on, among other factors, the value of our CRO holdings, investor sentiment and the general public perception of CRO, our strategy and our value proposition. Accordingly, a significant decline in the market value of our CRO holdings or a negative shift in these other factors may create liquidity and credit risks, as such a decline or such shifts may adversely impact our ability to secure sufficient equity or debt financing to satisfy our financial obligations, including our debt and other financial obligations. These risks could materialize at times when CRO is trading below its carrying value on our most recent balance sheet or below our cost basis. As CRO will constitute a substantial part of our balance sheet, if we are unable to generate revenue from our anticipated CRO-related activities or secure equity or debt financing in a timely manner, on favorable terms, or at all, we may be required to sell CRO to satisfy these obligations. Any such sale of CRO may have a material adverse effect on our operating results and financial condition, and could impair our ability to secure additional equity or debt financing in the future. Our inability to secure additional equity or debt financing in a timely manner, on favorable terms or at all, or to sell our CRO in amounts and at prices sufficient to satisfy our financial obligations, including our debt service obligations, could cause us to default under such obligations. Any default on our indebtedness may have a material adverse effect on our financial condition.

The combined company’s CRO holdings will be less liquid than its cash and cash equivalents and may not be able to serve as a source of liquidity for the combined company.

A substantial part of the combined company’s assets will be CRO. Historically, the CRO markets have been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our CRO at favorable prices or at all. For example, a number of digital assets trading venues temporarily halted deposits and withdrawals in 2022. As a result, our CRO holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Further, CRO held by custodians, including our custodians, does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Additionally, we may be unable to enter into term loans, bonds or other capital raising transactions collateralized by our unencumbered CRO or otherwise generate funds using our CRO holdings, including in particular during times of market instability or when the price of CRO has declined significantly. If we are unable to sell our CRO, enter into additional capital raising transactions using unencumbered CRO as collateral, or otherwise generate funds using our CRO holdings, or if we are forced to sell our CRO at a significant loss, in order to meet our debt obligations, or our working capital requirements, our business and financial condition could be negatively impacted.

CRO may be subject to dilution.

The CRO tokens are distributed over time according to a defined tokenomics plan, which includes allocations for ecosystem development, community incentives and team reserves. Rewards for validators and delegators on the Cronos network are paid from these allocated pools, not from newly minted tokens. There is no assurance that proposals for issuing new CRO will be managed in a manner that maintains scarcity or long-term value, and any increase in the supply introduces significant uncertainty regarding future dilution, which could adversely affect the combined company’s business, operating results and financial condition.

The combined company will operate in a highly competitive environment and will compete against companies and other entities with similar strategies, including, in the future, companies with significant CRO holdings and ETFs and ETPs for CRO and other digital assets, and the combined company’s business, operating results and financial condition may be adversely affected if the combined company is unable to compete effectively.

The digital assets industry is highly innovative, rapidly evolving and characterized by healthy competition, experimentation, changing customer needs, frequent introductions of new products and services, and subject to uncertain and evolving industry and regulatory requirements. We expect competition to further intensify in the future. We compete against a number of companies operating both within the United States and abroad, and both those that focus on traditional financial services and those that focus on digital asset-based services. Our main sources of competition, both now and in the future, fall into the following categories:

●	traditional financial firms that may enter the CRO ecosystem and offer overlapping features targeted at our future customers;
●	financial technology providers that do not focus on CRO and may attempt to position themselves as a safer alternative to our future products, services and activities;
●	companies with significant CRO holdings;
●	companies focused on the CRO ecosystem, some of whom choose to operate outside of local rules and regulations or in jurisdictions with less stringent local rules and regulations and are potentially able to more quickly adapt to trends and to develop new CRO-based products and services due to a different standard of regulatory scrutiny; and
●	the emergence or growth of digital assets other than CRO may have a material adverse effect on our financial condition and the numerous alternative digital assets and many entities, including consortiums and financial institutions, which are researching and investing resources into private or permissioned blockchain platforms or digital assets that use proof-of-work mining like the Bitcoin network, a proof-of-stake model such as Ethereum or emerging variations of the foregoing consensus mechanisms.

If we are unable to compete successfully, or if competing successfully requires us to take costly actions in response to the actions of our competitors, our business, operating results and financial condition could be adversely affected.

The range of options to gain exposure to CRO may expand in the future. If investors choose to gain such exposure through anticipated ETPs, companies with significant CRO holdings or other similar strategies, rather than shares of the combined company’s common stock, the combined company’s business, operating results and financial condition may be adversely affected.

Investors may view the combined company’s common stock as an alternative to an investment in an ETP, and choose to purchase shares of a potential spot CRO ETP instead of the combined company’s common stock. They may do so for a variety of reasons, including if they believe that ETPs offer a “pure play” exposure to CRO that is generally not subject to federal income tax at the entity level as we may be, or the other risks that may affect other parts of our business. Additionally, unlike potential spot CRO ETPs, we (i) use CRO reserves per share and CRO generation per share to measure our performance and do not seek for our shares of the combined company’s common stock to passively track the value of the underlying CRO we hold before payment of expenses and liabilities, (ii) do not benefit from various exemptions and relief under the Exchange Act, including Regulation M, and other securities laws, which enable ETPs to continuously align the value of their shares to the price of the underlying assets they hold through share creation and redemption, (iii) are a Florida corporation rather than a statutory trust, and do not operate pursuant to a trust agreement that would require us to pursue one or more stated investment objectives and (iv) are not required to provide daily transparency as to our CRO holdings or our daily net asset value. Furthermore, recommendations by broker-dealers to buy, hold or sell complex products and non-traditional ETPs, or an investment strategy involving such products, may be subject to additional or heightened scrutiny that would not be applicable to broker-dealers making recommendations with respect to the combined company’s common stock. Based on how we are viewed in the market relative to ETPs, and other vehicles which may, in the future, offer economic exposure to CRO, such as CRO futures ETFs, leveraged CRO futures ETFs and similar vehicles offered on international exchanges, any premium or discount in the combined company’s common stock relative to the value of our CRO holdings may increase or decrease in different market conditions.

As a result of the foregoing factors, availability of spot ETPs for CRO and other digital assets could have a material adverse effect on the market price of the combined company’s common stock.

We may suffer losses due to abrupt and erratic market movements.

The CRO market has been characterized by significant volatility and unexpected price movements, and has previously experienced significant declines. CRO may become more volatile and less liquid in a very short period of time. As previously discussed in this section, a series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry have highlighted the counterparty risks applicable to owning and transacting in digital assets. See “The combined company’s operating results, revenues and expenses may significantly fluctuate, including due to the highly volatile nature of CRO, which could have an adverse effect on the market price of the combined company’s common stock.”

These bankruptcies, closures, liquidations and other events have created significant volatility in the markets for cryptocurrency generally. Additional bankruptcies, closures, liquidations, regulatory enforcement actions or other events involving participants in the digital assets industry in the future could result in market prices being subject to erratic and abrupt market movement, which could harm our business. Further, because there is no centralized authority which determines the price of CRO, pricing often differs between centralized exchanges and also peer-to-peer DeFi transactions; centralized exchanges allow users to deposit their digital assets to platforms that serve as intermediaries for buyers and sellers whereas decentralized exchanges allow users to make peer-to-peer cryptocurrency trades while maintaining control of their private keys. When some exchanges are viewed as higher risk, that price differential can widen as traders attempt to exploit these differences. Volatility in the price of CRO, as well as the lack of a standard price, could lead consumers to see CRO as an unsafe asset. In addition, if we were to attempt to monetize the CRO we hold on our balance sheet, such price volatility could lead to trading losses, impacting our financial position.

The trading volume of CRO typically increases during periods of extreme volatility. For example, in the days following the U.S. federal elections in November 2024, the price of CRO rose sharply from approximately $0.07 on November 4, 2024, to approximately $0.21 on November 11, 2024, and volumes increased from approximately $5.43 million to approximately $748.28 million during that time period according to aggregate data from U.S. exchange markets collected by CoinMarketCap. Such volume increases can lead to extreme pressures on trading platforms and infrastructure that can lead to inadvertent suspension of services across parts of the platforms or the entire platforms, and we may experience outages. Outages can lead to increased service expense, can cause reputational damage, result in inquiries and actions by regulators, and can lead to other damages for which we may be responsible, any of which could harm our business.

The emergence or growth of other digital assets, including those with significant private or public sector backing, including by governments, consortiums or financial institutions, could have a negative impact on the price of CRO and adversely affect the combined company’s business.

As a result of our CRO acquisition strategy, a substantial part of our assets will be concentrated in our CRO holdings. Accordingly, the emergence or growth of digital assets other than CRO may have a material adverse effect on our financial condition. There are numerous alternative digital assets and many entities, including consortiums and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets that use proof-of-work mining like the Bitcoin network, a proof-of-stake model such as Ethereum or emerging variations of the foregoing consensus mechanisms.

Additionally, central banks in some countries have started to introduce digital forms of legal tender. For example, China’s central bank digital currency project was made available to consumers in January 2022, and governments have been discussing the potential creation of new central bank digital currencies. Whether or not they incorporate blockchain or similar technology, central bank digital currencies, as legal tender in the issuing jurisdiction, could also compete with, or replace, CRO and other digital assets as a medium of exchange or store of value. As a result, the emergence or growth of these or other digital assets could cause the market price of CRO to decrease, which could have a material adverse effect on our business, prospects, financial condition and operating results.

The combined company will rely on Crypto.com, which will have an indirect controlling interest in the combined company, for certain administrative and operational services.

The combined company will rely on Crypto.com to provide certain administrative and operational services, including information technology services, legal services, intellectual property management services, treasury and risk management services, human resources services, investor relations services and other advisory services pursuant to the terms of any services agreements that may be entered into in connection with the consummation of the Business Combination. Crypto.com may have interests that are not aligned with our interests or the interests of our other shareholders and which could affect Crypto.com’s performance of services to the combined company.

In the event of a default under or termination of any services agreements that may be entered into we may be unable to contract with substitute service providers on similar terms, in a timely fashion, or at all, and the costs of substituting service providers may be substantial. In addition, a substitute service provider may not be able to provide the same level of services due to a lack of pre-existing knowledge or synergies. Any termination of our relationship with Crypto.com, or decrease in provision of services by Crypto.com, and any delay in appointing or finding a suitable replacement provider, if one exists, could adversely and negatively impact our business.

The Cronos network and its native digital asset, CRO is a relatively new technological innovation with a limited operating history.

CRO has a relatively limited history of existence and operations compared to traditional commodities. There is a limited established performance record for the price of CRO and, in turn, a limited basis for evaluating an investment in CRO. Although past performance is not necessarily indicative of future result, if CRO had a more established history, such history might (or might not) provide investors with more information on which to evaluate an investment in the combined company.

Digital assets may have concentrated ownership and large sales or distributions by holders of such digital assets, or any ability to participate in or otherwise influence a digital asset’s underlying network, could have an adverse effect on the market price of such digital asset.

A significant number of CRO may be concentrated in relatively few wallets. Moreover, it is possible that other persons or entities control multiple wallets that collectively hold a significant number of CRO, even if they individually only hold a small amount, and it is possible that some of these wallets are controlled by the same person or entity. As a result of this concentration of ownership, large sales or distributions by such holders could have an adverse effect on the market price of CRO.

Changes in the governance of a digital asset network may not receive sufficient support from users and validators, which may negatively affect that digital asset network’s ability to grow and respond to challenges.

The governance of decentralized networks, such as the Cronos network, is voluntary, decentralized and based on open participation by validators, delegators and community contributors. As a result, there may be a lack of consensus or clarity on the governance of any particular decentralized digital asset network, which may stymie such network’s utility and ability to grow and face challenges. For example, the Cronos network does not have a central authority that unilaterally determines or enforces network-wide decisions. Instead, protocol upgrades and parameter changes are implemented through on-chain proposals and validator voting, with outcomes determined by stake-weighted consensus. If a significant majority of users and validators adopt amendments to a decentralized network based on the proposals of such core developers or holders, such network will be subject to new protocols that may adversely affect the value of the relevant digital asset.

As a result of the foregoing, it may be difficult to find solutions or marshal sufficient effort to overcome any future problems, especially long-term problems, on digital asset networks.

CRO is created and transmitted through the operations of the Cronos network, a decentralized network of computers running software built on the Cosmos SDK. If the Cronos network is disrupted or encounters any unanticipated difficulties, the value of CRO could be negatively impacted.

If the Cronos network is disrupted or encounters any unanticipated difficulties, then the processing of transactions on the Cronos network may be disrupted, which in turn may prevent the combined company from depositing or withdrawing CRO from its accounts with its custodian or otherwise effecting CRO transactions. Such disruptions could include, for example: the price volatility of CRO; the insolvency, business failure, interruption, default, failure to perform, security breach, or other problems of participants, custodians, or others; the closing of CRO trading platforms due to fraud, failures, security breaches, or otherwise; or network outages or congestion, power outages, or other problems or disruptions affecting the Cronos network.

In addition, although CRO cannot be mined, digital asset validating operations can consume significant amounts of electricity, which may have a negative environmental impact and give rise to public opinion against allowing, or government regulations restricting, the use of electricity for validating operations. Additionally, validators may be forced to cease operations during an electricity shortage or power outage.

Congestion or delay in the Cronos network may delay purchases or sales of CRO by the combined company.

In an effort to increase the volume of transactions that can be processed on a given digital asset network, many digital assets are being upgraded with various features to increase the speed and throughput of digital asset transactions. Increased transaction volume could result in delays in the recording of transactions due to congestion in the Cronos network. Moreover, unforeseen system failures, disruptions in operations, or poor connectivity may also result in delays in the recording of transactions on the Cronos network. Any delay in the Cronos network could affect the combined company’s ability to buy or sell CRO at an advantageous price resulting in decreased confidence in the Cronos network. Over the longer term, delays in confirming transactions could reduce the attractiveness to merchants and other commercial parties as a means of payment. As a result, the Cronos network and the value of the combined company’s common stock could be adversely affected.

Validators may suffer losses due to staking, which could make the Cronos network less attractive.

Validation on the Cronos network requires CRO to be deposited (i.e., “staked”) to activate a Cronos validator node. Only the top 100 validators by delegation on the Cronos network are considered active and are eligible to receive staking rewards. If the combined company’s delegation to its validators is insufficient to be eligible for staking rewards, our business, operating results and financial condition may be adversely affected. Further, as staking activity increases on the Cronos network, the yield generated from staking rewards will decline over time. If the Cronos network source code or protocol fail to behave as expected, suffer cybersecurity attacks or hacks, experience security issues, or encounter other problems, such staked assets may be irretrievably lost. In addition, the Cronos networks dictate requirements for participation in validation activity, and may impose penalties, such as “slashing,” if the relevant activities are not performed in-line with protocol determined validator operating requirements as encoded to the underlying blockchain, such as if the staker acts maliciously on the network, “double signs” any transactions, or experience extended downtimes. If validators’ staked CRO are slashed by the Cronos network, their assets may be burnt by the network, resulting in losses to them. Any cybersecurity attacks, security issues, hacks, penalties, slashing events, or other problems could damage validators’ willingness to participate in validation, discourage existing and future validators from serving as such, and adversely impact the Cronos network’s adoption or the price of CRO. Any disruption of validation on the Cronos network could interfere with network operations and cause the Cronos network to be less attractive to users and application developers than competing blockchain networks, which could cause the price of CRO to decrease.

A disruption of the Internet may affect Cronos network operations, which may adversely affect the CRO industry and an investment in the combined company.

The Cronos network relies on the Internet. A significant disruption of Internet connectivity could disrupt the Cronos network’s functionality and operations until the disruption in the Internet is resolved. A disruption in the Internet could adversely affect an investment in the combined company or the ability of the combined company to operate. In particular, some variants of digital assets have experienced a number of denial-of-service attacks, which have led to temporary delays in block creation and digital asset transfers. Moreover, it is possible that as CRO increases in value, it may become a bigger target for hackers and subject to more frequent hacking and denial-of-service attacks.

Digital assets are also susceptible to border gateway protocol hijacking (“BGP hijacking”). Such an attack can be a very effective way for an attacker to intercept traffic en route to a legitimate destination. BGP hijacking impacts the way different nodes are connected to one another to isolate portions of them from the remainder of the network, which could lead to a risk of the network allowing double-spending and other security issues. If BGP hijacking occurs on the Cronos network, participants may lose faith in the security of CRO, which could affect CRO’s value and consequently the value of the combined company’s Class A Common Stock.

Any future attacks that impact the ability to transfer CRO could have a material adverse effect on the price of CRO and the value of an investment in the combined company’s common stock.

The combined company will face risks relating to the custody of its CRO, including the loss or destruction of private keys required to access our CRO and cyberattacks or other data loss relating to our CRO. If the combined company or its third-party service providers, including Crypto.com Custody, experience a security breach or cyberattack and unauthorized parties obtain access to the combined company’s CRO, or if the combined company’s private keys are lost or destroyed, or other similar circumstances or events occur, including the ability to reverse engineer private keys, the combined company may lose some or all of its CRO and the combined company’s financial condition and results of operations could be materially adversely affected.

We will hold our CRO with a regulated custodian that has duties to safeguard our private keys. Generally, custodial services contracts do not restrict the ability to reallocate digital assets among custodians. However, all of the CRO that we will own will initially be held in custody accounts at Foris DAX Trust Company, LLC, a New Hampshire-chartered trust company (“Crypto.com Custody”), a digital asset custodian servicing institution. In light of the significant amount of CRO we will hold, we may seek to engage additional custodians to achieve a greater degree of diversification in the custody of our CRO as the extent of potential risk of loss is dependent, in part, on the degree of diversification. If there is a decrease in the availability of digital asset custodians that we believe can safely custody our CRO, for example, due to regulatory developments or enforcement actions that cause custodians to discontinue or limit their services in the United States, we may need to enter into agreements that are less favorable or take other measures to custody our CRO, and our ability to seek a greater degree of diversification in the use of custodial services could be materially adversely affected.

Crypto.com Custody maintains crime and specie insurance coverage, which is intended to cover the loss of client assets held in cold storage, including coverage of potential incidents involving physical loss, theft or damage, as well as coverage for potential incidents of crime or third-party theft, subject to the terms and conditions of such coverage. The insurance maintained by Crypto.com Custody is shared among all of their customers, is not specific to the combined company, and there can be no guarantee that such insurance will be available or sufficient to protect the combined company from losses with respect to our CRO holdings.

Insurance to cover losses of our future CRO holdings will likely only cover a small fraction of the value of the entirety of the CRO holdings, and there can be no guarantee that such insurance may be obtained or maintained as part of the custodial services we will have or that such coverage will cover losses with respect to our CRO. Moreover, our use of custodians exposes us to the risk that the CRO our custodians will hold on our behalf could be subject to insolvency proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such CRO. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we will maintain related to our CRO.

CRO is controllable only by the possessor of both the unique public key and private key(s) relating to the local or online digital wallet in which the CRO is held. While the Cronos network ledger requires a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the CRO held in such wallet. To the extent the private key(s) for a digital wallet are lost, destroyed, or otherwise compromised and no backup of the private key(s) is accessible, neither we nor our custodians will be able to access the CRO held in the related digital wallet. Furthermore, we cannot provide assurance that our digital wallets, nor the digital wallets of our custodians held on our behalf, will not be compromised as a result of a cyberattack. The Cronos network, as well as other digital assets and blockchain technologies, have been, and may in the future be, subject to security breaches, cyberattacks or other malicious activities.

Security breaches and cyberattacks are of particular concern with respect to our CRO. Blockchain-based cryptocurrencies and the entities that provide services to participants in the Cronos ecosystem have been, and may in the future be, subject to security breaches, cyberattacks or other malicious activities. For example, in October 2021 it was reported that hackers exploited a flaw in the account recovery process and stole from the accounts of at least 6,000 customers of the Coinbase exchange, although the flaw was subsequently fixed and Coinbase reimbursed affected customers. Similarly, in November 2022, hackers exploited weaknesses in the security architecture of the FTX Trading Ltd. digital asset exchange and reportedly stole over $400 million in digital assets from customers. In

2024, hackers stole an estimated total of $2.2 billion in digital assets from cryptocurrency platforms. In February 2025, $1.5 billion of digital assets was stolen from a single cryptocurrency exchange, Bybit, operated by Bybit Fintech Limited. A successful security breach or cyberattack could result in:

●	a partial or total loss of our CRO in a manner that may not be covered by insurance or the liability provisions of the custody agreements with the custodians who hold our CRO;
●	harm to our reputation and brand;
●	improper disclosure of data and violations of applicable data privacy and other laws; or
●	significant regulatory scrutiny, investigations, fines, penalties and other legal, regulatory, contractual and financial exposure.

Further, any actual or perceived data security breach or cybersecurity attack directed at other companies with digital assets or companies that operate digital asset networks, regardless of whether we are directly impacted, could lead to a general loss of confidence in the broader Cronos ecosystem or in the use of the Cronos network to conduct financial transactions, which could negatively impact us.

Attacks upon systems across a variety of industries, including industries related to CRO, are increasing in frequency, persistence and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, unauthorized parties may attempt, to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time or until launched against a target and we may not be able to implement adequate preventative measures. The risk of cyberattacks could also be increased by cyberwarfare in connection with the ongoing Russia-Ukraine and Israel-Hamas conflicts, or other future conflicts, including potential proliferation of malware into systems unrelated to such conflicts. Any future breach of our operations or those of others in the CRO industry, including third-party services on which we rely, could materially and adversely affect our business.

Due to the nature of private keys, transactions involving CRO are irrevocable and stolen or incorrectly transferred CRO may be irretrievable. As a result, any incorrectly executed CRO transactions could adversely affect an investment in the combined company.

Transactions involving CRO are typically not reversible without the consent and active participation of the recipient of the transaction. Once a transaction has been signed with private keys, verified and recorded in a block that is added to the Cronos network, an incorrect transfer of CRO, or a theft of CRO generally will not be reversible and the combined company may not be capable of obtaining compensation for any such transfer or theft. Although the combined company’s transfers of CRO will regularly be made to or from the combined company’s accounts with its custodians, it is possible that, through computer or human error, or through theft or criminal action, the combined company’s CRO could be transferred from its accounts at its custodians in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts. To the extent that the combined company is unable to successfully seek redress for such error or theft, such loss could adversely affect the value of the combined company’s common stock.

The custody of the combined company’s CRO is handled by its custodians, and the transfer of CRO to and from liquidity providers normally takes place through its custodians’ clearing services and is directed by an administrator and transfer agent. the combined company has evaluated the procedures and internal controls of its custodians to safeguard the combined company’s CRO holdings, as well as the procedures and internal controls of its administrator. However, it is possible that, through computer or human error, or through theft or criminal action, the combined company’s CRO could be transferred from its accounts at its custodians in incorrect amounts or to unauthorized third parties, or to incorrect destination addresses on the Cronos network.

Alternatively, if the custodians’ internal procedures and controls are inadequate to safeguard the combined company’s CRO holdings, and the combined company’s private key(s) is (are) lost, destroyed or otherwise compromised and no backup of the private key(s) is

(are) accessible, the combined company will be unable to access its CRO, which could adversely affect an investment in the combined company’s common stock. In addition, if the combined company’s private key(s) is (are) misappropriated and its CRO holdings are stolen, including from or by its custodians, the combined company could lose some or all of its CRO holdings, which could adversely affect the value of the combined company’s common stock.

Such events have occurred in connection with digital assets in the past. For example, in September 2014, the Chinese digital asset exchange Huobi announced that it had sent approximately 900 Bitcoin and 8,000 Litecoin (worth approximately $400,000 at the prevailing market prices at the time) to the wrong customers. To the extent that the combined company is unable to seek a corrective transaction with such third party or is incapable of identifying the third party which has received the combined company’s CRO through error or theft, the combined company will be unable to revert or otherwise recover incorrectly transferred CRO. the combined company will also be unable to convert or recover its CRO transferred to uncontrolled accounts. To the extent that the combined company is unable to seek redress for such error or theft, such loss could adversely affect the value of the combined company’s common stock.

Our limited insurance protection exposes us and our shareholders to the risk of loss of our CRO for which no person is liable.

We do not expect to maintain insurance coverage for our CRO holdings, which will be held in custody by our custodians. Our future custodians may maintain a certain insurance coverage of such types and amounts as they assert to be commercially reasonable for their custodial services provided under our custody agreements with them, including certain commercial crime insurance of limited aggregate principal amount which covers losses stemming from fraud, security breach, hack and asset theft. However, such insurance coverage may be insufficient to protect us against all losses of our CRO holdings held in custody with our custodians, whether or not stemming from security breaches, cyberattacks or other types of unlawful activity. Therefore, a loss may be suffered with respect to our CRO that is not covered by insurance and for which no person is liable in damages, which could adversely affect our operations and, consequently, an investment in us.

The accounting treatment of our CRO holdings are likely to have significant accounting impacts, including volatility of our results. If financial accounting standards undergo significant changes, our operating results could fluctuate.

In December 2023, the FASB issued ASU 2023-08, effective for fiscal years beginning after December 15, 2024. the combined company will be required to adopt ASU 2023-08, which will require us to measure in-scope crypto assets (including our CRO holdings) at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our CRO in net income each reporting period. ASU 2023-08 will also require us to provide certain interim and annual disclosures with respect to our CRO holdings, with a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period in which we adopt the guidance. Due in particular to the volatility in the price of CRO, we expect the adoption of ASU 2023-08 to have a material impact on our financial results in future periods, including the volatility of our financial results, and affect the carrying value of our CRO on our balance sheet, and it could also have adverse tax consequences, which in turn could have a material adverse effect on our financial results and the market price of the combined company’s common stock.

Additionally, on March 31, 2022, the staff of the SEC issued Staff Accounting Bulletin (“SAB”) No. 121 (“SAB 121”), which represented a significant change regarding how a company safeguarding crypto assets held for its platform users reports such crypto assets on its balance sheet and required retrospective application as of January 1, 2022. In January 2025, the staff of the SEC issued SAB No. 122, which rescinds the previously issued interpretive guidance included within SAB 121.

The broader digital assets industry, including the technology associated with digital assets, the rate of adoption and development of and use cases for, digital assets, market perception of digital assets and the legal, regulatory, and accounting treatment of digital assets are constantly developing and changing, and there may be additional risks in the future that are not possible to predict. Uncertainties in or changes to regulatory or financial accounting standards could result in the need to change our accounting methods and may retroactively affect previously reported results and impair our ability to provide timely and accurate financial information, which could adversely affect our financial statements, result in a loss of investor confidence, and our business, operating results and financial condition.4

4 Note to Draft: Withum to confirm.

CRO and other digital assets are novel assets, which will expose the combined company to significant legal, commercial, regulatory and technical uncertainty, which could materially adversely affect the combined company’s financial position, operations and prospects.

CRO and other forms of digital assets are relatively novel and have been the source of much regulatory uncertainty, resulting in differing definitional outcomes without a single unifying statement, which subjects them to significant uncertainty that could adversely impact their price.

CRO and other digital assets are viewed differently by different regulatory and standards setting organizations globally as well as in the United States on the federal and state levels. Certain governments have prohibited certain digital asset activities or have severely curtailed the use of digital assets by prohibiting the acceptance of payment in CRO and other digital assets for consumer transactions and barring banking institutions from accepting deposits of digital assets. Other nations, however, allow digital assets to be used and traded without restriction. In some jurisdictions, such as in the United States, digital assets are subject to extensive, and in some cases overlapping, unclear and evolving regulatory requirements. There is a risk that relevant authorities in any jurisdiction may impose more onerous regulation on CRO, for example banning its use, regulating its operation, or otherwise changing its regulatory treatment. The application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that may introduce a cost of compliance, or have a material impact on our business model, and therefore our financial performance and shareholder returns, and/or adversely affects the price of CRO. The U.S. federal government, states, regulatory agencies and foreign countries have recently enacted and may also enact additional new laws, regulations and guidance, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of CRO, the ability of individuals or institutions such as us to own or transfer CRO, and/or the competitive landscape for our products and activities. For example:

●	On January 23, 2025, President Trump signed an Executive Order to promote the growth and use of digital assets, blockchain technology and related technologies across all sectors of the economy. Among other things, the Executive Order established a working group comprised of representatives from key federal agencies, tasked with developing a federal regulatory framework for digital assets and evaluating measures that can be taken to provide regulatory clarity and certainty built on technology-neutral regulations for individuals and firms involved in digital assets, including through well-defined jurisdictional regulatory boundaries. The Executive Order also instructed the U.S. Department of Treasury, the SEC, and other relevant agencies to identify regulations, guidance, documents, orders and other items affecting the digital asset sector and submit recommendations for what should be rescinded, modified or, to the extent applicable, adopted into regulations. Additionally, it revoked President Biden’s prior Executive Order from March 9, 2022, relating to cryptocurrencies, and all policies, directives and guidance issued pursuant to that Executive Order, including the Department of the Treasury’s framework for international engagement on digital assets issued on July 7, 2022 and the White House framework for digital asset development released on September 16, 2022. The establishment of a new working group within the National Economic Council to propose a federal regulatory framework for digital assets could lead to significant changes in market structure, oversight, consumer protection and risk management. The evolving regulatory environment may pose challenges to our operations, particularly if new regulations introduce additional compliance costs or restrict certain activities.
●	There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset market. For example, with respect to stablecoins, on July 17, 2025, the U.S. Congress passed the Guiding and Establishing National Innovation for U.S. Stablecoins Act (“GENIUS Act”), which was signed into law by President Donald Trump on July 18, 2025. The GENIUS Act introduces the first federal regulatory framework for payment stablecoins, addressing consumer protection, financial stability, national security and anti-money laundering compliance, and establishes prudential requirements for the issuance, reserve backing and supervision of U.S.-dollar-pegged stablecoins. However, it is not yet in effect and certain provisions depend on final implementing regulations, which are to be issued by the primary federal stablecoin regulators. Additionally, the regulatory treatment of fiat-backed stablecoins across other jurisdictions remains uncertain. Further, the U.S. House of Representatives passed the Digital Asset Market Clarity Act (the “CLARITY Act”) in July 2025; the CLARITY Act, which is currently awaiting U.S. Senate approval, which would split jurisdiction of oversight on digital assets between the Commodity Futures Trading Commission (“CFTC”), overseeing “digital commodities,” and the SEC, overseeing “restricted digital assets”; the bill also seeks to resolve regulatory ambiguity regarding the meaning of “security” and “commodity.” Additionally, the CLARITY Act amends the Commodities Exchange Act of 1936, as amended (the “CEA”) to give the CFTC an expanded role in overseeing spot digital assets markets by providing it with primarily regulatory oversight authority over digital spot commodities. If additional legislation is enacted, we may be subject to further regulatory requirements and restrictions. This may implicate new costs for us and our management may have to devote increased time and attention to regulatory matters or change aspects of our business.
●	Increased regulation may also result in limitations on the use cases of CRO. In addition, regulatory developments may require us to comply with certain existing and new regulatory regimes, such as if any of our activities cause us to be deemed a “money service business” under the regulations promulgated by the Financial Crimes Enforcement Network of the United States under the authority of the U.S. Bank Secrecy Act, including those that would require us to implement certain anti-money laundering programs, submit certain reports to Financial Crimes Enforcement Network of the United States and maintain certain records.
●	The U.S. federal banking agencies have revoked prior guidance that restricted the ability of financial institutions to engage in digital asset related activities. On March 7, 2025, the Office of the Comptroller of the Currency (“OCC”) issued a letter rescinding its previous guidance that required national banks and federal savings associations to receive prior written non-objection before engaging in crypto asset-related activities, and reaffirmed these institutions are permitted to provide crypto asset custody, hold stablecoin reserves and use distributed ledger and stablecoins to engage in payment activities. On March 28, 2025, the Federal Deposit Insurance Corporation (“FDIC”) issued a letter rescinding a previous letter from 2022 that required prior notification from FDIC-supervised institutions that wanted to engage in crypto-related activities, and confirmed that such institutions may engage in certain permissible digital assets-related activities, if they adequately manage the associated risks (including market and liquidity, operational and cybersecurity and anti-money laundering risks). On April 24, 2025, the Board of Governors of the Federal Reserve System of the United States (“Board of Governors of the Federal Reserve”) announced that it had withdrawn previous guidance that required state member banks to provide advance notification and, in certain cases, obtain nonobjections to engage in certain crypto asset and dollar-token activities. In July 2025, the OCC, the Board of Governors of the Federal Reserve, and the FDIC issued a statement for banking organizations regarding the safekeeping of digital assets, which focused on how existing laws, regulations and risk management principles apply to such activities, and signaled additional progress in the increasing regulatory clarity for digital assets by key financial regulators in the United States. As a result of these regulatory changes, competition on the offering of certain of our products and activities may increase, potentially impacting our revenue, as well as the market price of CRO and in turn may adversely affect the market price of the combined company’s common stock. On May 7, 2025, the OCC issued a letter confirming that national banks and federal savings associations may provide and outsource cryptocurrency custody and execution services on behalf of customers. See also “The combined company will operate in a highly competitive environment and will compete against companies and other entities with similar strategies, including, in the future, companies with significant CRO holdings and ETFs and ETPs for CRO and other digital assets, and the combined company’s business, operating results and financial condition may be adversely affected if the combined company is unable to compete effectively.”
●	The U.S. federal banking agencies have enhanced the supervision of novel activities conducted by banking organizations, especially following the failures of Silicon Valley Bank, Signature Bank and Silvergate Bank in March 2023, which were entities perceived as integral to the digital asset ecosystem, causing a number of digital asset industry participants to struggle in finding banks willing to work with them. Reports have also suggested that U.S. regulatory agencies, including the Department of the Treasury, may have advised financial institutions to approach crypto-related clients with caution. While some policymakers and industry participants have argued that this activity constituted a coordinated effort to limit banking access to crypto companies, regulators have not publicly confirmed such an initiative. Congressional hearings continue to explore the extent to which government influence may have contributed to banking challenges for crypto businesses. While recent regulatory developments suggest a more measured approach to crypto-related banking services, as discussed above, and shifts on risk management practices signaling that debanking of digital asset industry participants without individualized risk assessments would not be supported, there is no guarantee that similar measures will not be reintroduced in the future. If banking restrictions tighten due to a shift in U.S. regulatory priorities, the digital asset ecosystem could face challenges in securing banking relationships, which could impact digital asset liquidity, market stability, operational security and institutional adoption, all of which could negatively affect the digital assets market and therefore the value of digital assets.
●	On September 8, 2022, the White House Office of Science and Technology Policy issued a report in coordination with other federal agencies relating to the climate and energy implications of digital assets in the United States. Among its finding are that digital assets are energy intensive and drive significant environmental impacts, and the report recommends further study of the environmental impact of digital assets and the development of environmental performance regulations for digital asset miners, which may include limiting or eliminating digital assets that use high energy intensity consensus mechanisms. In addition to the United States, other governments or governmental bodies globally have introduced or are contemplating environmental and energy legislative and regulatory changes in response to the increasing focus on power consumption required to operate large-scale data centers. A changing legislative environment could create economic and regulatory uncertainty for our business because the industries in which we operate, with their high energy demand, could become targets for future environmental and energy regulations.
●	On April 14, 2023, the SEC re-opened the comment period for its proposal to amend the definition of “exchange” under Exchange Act Rule 3b-16 to encompass trading and communication protocol systems for digital asset securities and trading systems that use distributed ledger or blockchain technology, including both so-called “centralized” and “decentralized” trading systems. On June 12, 2025 the SEC issued a notice to withdraw this proposal. If the SEC seeks to adopt a similar proposal in the future, the new definition would have a sweeping impact on digital asset trading venues and other digital asset industry participants.
●	On January 21, 2025, the SEC announced that then-Acting SEC Chairman Mark Uyeda “launched a crypto task force dedicated to developing a comprehensive and clear regulatory framework for crypto assets.” The task force is focused on helping the SEC “draw clear regulatory lines, provide realistic paths to registration, craft sensible disclosure frameworks and deploy enforcement resources judiciously.” While the SEC has formed the crypto task force to provide clarity on the application of the federal securities laws to the crypto asset market and to recommend practical policy measures that aim to foster innovation and protect investors, the task force has only recently begun. Additionally, on April 4, 2025, the SEC issued a statement concluding that “covered stablecoins” do not involve the offer or sale of securities within the meaning of the Securities Act or Exchange Act. While it provided a definition of what is a “covered stablecoin,” it is still unclear how this determination would affect non-covered stablecoins, and how it would interact with other proposed bills and regulations proposed by other agencies.
●	On April 8, 2025, CFTC Acting Chairman Caroline Pham directed CFTC Staff, pursuant to Executive Order 14219, to deprioritize actions involving violations of registration requirements under the Commodity Exchange Act unless there is evidence that the non-registrant knew of the registration requirement and violated it willfully. The CFTC’s deprioritization of such enforcement actions, including against unregistered intermediaries who offer derivatives trading on crypto assets, could add risk to the digital asset ecosystem.
●	In July 2025, supported by the current U.S. presidential administration, the SEC unveiled “Project Crypto,” an SEC initiative to develop a flexible regulatory framework to accommodate cryptocurrencies and blockchain-based trading. Key components of “Project Crypto” are to, among other things, (i) provide clarity on crypto asset classification and offerings, (ii) facilitate tokenized securities and DeFi integration, (iii) facilitate custody of crypto assets for market intermediaries and multiple business lines, (iv) develop formal rules proposals under “Project Crypto” while using interpretative or exemptive relief where possible and (iv) consider a potential “innovation exemption” to allow firms to deploy novel business models and technologies without full compliance with existing regulations upon meeting certain conditions.
●	In August 2025, the Division of Corporation Finance of the SEC issued a statement providing interpretative clarity on the application of federal securities laws to certain liquid staking activities involving crypto assets. “Liquid staking” refers to a process in which holders of crypto assets deposit their assets with a third-party protocol staking service provider and receive newly minted crypto assets in return. In this statement, the SEC’s view is that “liquid staking activities” do not involve the offer and sale of securities within the meaning of Section 2(a)(1) of the Securities Act or Section 3(a)(10) of the Exchange Act. Accordingly, it is the SEC’s view that participants in liquid staking activities do not need to register with the SEC transactions under the Securities Act, or fall within one of the Securities Act’s exemptions from registration in connection with these liquid staking activities. The SEC also stated that it does not consider “staking receipt tokens” as securities, as they function as receipts evidencing ownership of the deposited crypto assets, which themselves are not securities.
●	In August 2025, the CFTC launched its Listed Spot Crypto Trading Initiative, which aims to establish a framework for retail trading of leveraged, margined, or financed spot crypto asset contracts (“Retail Crypto Contracts”) on CFTC-registered designated contract markets (“DCMs”). The initiative would utilize existing authority under the CEA, which requires that retail trading of commodities with leverage, margin, or financing must be conducted on DCMs. The CFTC is exploring how to implement such a framework using current regulatory powers. While not final, the initiative may contribute to wider adoption of digital assets by clarifying how existing regulated venues could be used for Retail Crypto Contracts.

●	The European Union’s Markets in Crypto Assets Regulation (“MiCA”), a comprehensive digital asset regulatory framework for the issuance and provision of services in relation to digital assets, like CRO, became effective in June 2023, with various requirements phasing into effect through 2024. MiCA regulates the authorization requirement for and supervision of crypto asset service providers, as well as crypto asset issuers, offerors and persons seeking admission to trading of crypto assets in the European Union. In addition, MiCA also requires the European Commission (i) to provide a report on the environmental impact of crypto assets and (ii) based upon such report, introduce measures that might be warranted to mitigate the adverse impacts on the environment of technologies employed in markets in crypto assets like the consensus mechanisms such as mandatory minimum sustainability standards for consensus mechanisms.
●	In November 2023, the SEC filed a complaint against Kraken, alleging, among other claims, that Kraken’s crypto trading platform was operating as an unregistered securities exchange, broker, dealer and clearing agency, which the SEC agreed to dismiss on March 3, 2025. Additionally, individual states have the ability to file similar lawsuits on the grounds of violations of state securities laws. For example, the Oregon state attorney general filed a lawsuit against Coinbase, Inc. in April 2025, for alleged violations of Oregon state securities law, and there have been similar claims against other digital asset industry participants at a state level.
●	Firms engaging in crypto asset activities in the UK must currently be registered with the Financial Conduct Authority (the “FCA”) under the Money Laundering, Terrorist Financing and Transfer of Funds (Information on the Payer) Regulations 2017 (“MLRs”), and are subject to various requirements and obligations as a result. The marketing of crypto assets is also restricted and may only be conducted by firms that are authorized by the FCA or registered under the MLRs. The FCA has also introduced rules prohibiting the marketing and sale of derivatives and exchange-traded notes that reference certain types of crypto assets to retail customers in the UK, although it now plans to remove the ban on the marketing and sale of exchange-traded notes. The UK regulatory framework for crypto assets continues to evolve rapidly, and firms operating in this space face an increasingly complex and restrictive compliance landscape. The FSMA 2023 established a framework to bring certain crypto asset activities, including issuance and trading, within the UK’s financial regulatory perimeter. Detailed rules relating to the regime are still under consultation by His Majesty’s Treasury and the FCA. In April 2025, His Majesty’s Treasury published draft legislation to bring a wide range of crypto asset activities within the scope of the UK’s regulatory perimeter, including operating a crypto asset trading venue, providing custody services and dealing in crypto assets. The FCA is also consulting on various elements of its forthcoming crypto asset regime, including in respect of the issuance of stablecoins, the custody of crypto assets and prudential requirements for crypto asset businesses. The final rules are expected to come into force in phases from late 2025 into 2026.
●	In June 2023, the SEC filed a complaint against Coinbase, Inc. charging it with operating as an unregistered securities exchange, broker and clearing agency, and for the unregistered offer and sale of securities in connection with its staking-as-a-service program. Recently, in February 2025, the SEC announced the filing of a joint stipulation with Coinbase, Inc and Coinbase to dismiss the civil enforcement action against their crypto platform.
●	In November 2023, Binance Holdings Ltd. and its then chief executive officer reached a settlement with the U.S. Department of Justice, the CFTC, the U.S. Department of Treasury’s Office of Foreign Asset Control, and the Financial Crimes Enforcement Network to resolve a multi-year investigation by the agencies and a civil suit brought by the CFTC, pursuant to which Binance Holdings Ltd. agreed to, among other things, pay $4.3 billion in penalties across the four agencies and to discontinue its operations in the United States; and
●	In China, the People’s Bank of China and the National Development and Reform Commission have outlawed cryptocurrency mining and declared all cryptocurrency transactions illegal within the country. Other jurisdictions, including Egypt, Morocco and the Dominican Republic have also made the use of certain digital assets illegal. If the use of CRO is made illegal in other jurisdictions, particularly where CRO is currently traded in heavy volumes, the available market for CRO may contract. Additionally, if another government with considerable economic power were to ban digital assets or related activities, this could have further impact on the price of CRO. As a result, the markets and opportunities discussed herein may not reflect the markets and opportunities available to us in the future.

While the current U.S. presidential administration has expressed support regarding the development and use of digital assets and the U.S. recently enacted the GENIUS Act, the specific regulatory frameworks, including the potential adoption of the CLARITY Act, are still to be developed. The exact timeline and impact of these efforts on our business is uncertain, and there is uncertainty regarding enforcement actions by several U.S. agencies involving digital asset issuers and trading platforms. Additionally, it is not possible to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC or other regulators, or the impact of any such additional authorities, including the authority that Congress has already granted to the banking agencies under the GENIUS Act. It is also not possible to predict how additional legislation, regulation or other form of regulatory or supervisory oversight — such as the implementing regulations under the GENIUS Act or any Senate amendments to the CLARITY Act — might impact the ability of digital asset markets to function or the willingness of financial and other institutions to continue to provide services to the digital assets industry, nor how any new regulations or changes to existing regulations might impact the value of digital assets generally and CRO specifically. We cannot be certain as to how future regulatory developments will impact the treatment of CRO under the law, and ongoing and future regulation and regulatory actions could significantly restrict or eliminate the market for or uses of CRO and materially and adversely impact our business. If we fail to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations or be subjected to fines, penalties and other governmental action. Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our business model at all, which could have a material adverse effect on our business, prospects or operations. The consequences of increased regulation of digital assets and digital asset activities could adversely affect the market price of CRO and any other digital assets we may hold or expect to hold at such time and in turn adversely affect the market price of the combined company’s common stock.

Moreover, the risks of engaging in a CRO acquisition strategy are relatively novel and have created, and could continue to create, complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

The novelty of CRO may increase the risk of employee or service provider misconduct or error, which may adversely impact the business of the combined company. Employee or service provider misconduct or error could subject us to legal liability, financial losses and regulatory sanctions and could seriously harm our reputation and negatively affect our business. Such misconduct could include engaging in improper or unauthorized transactions or activities, failing to supervise other employees or service providers, improperly using confidential information, as well as improper trading activity. Employee or service provider errors could expose us to the risk of material losses even if the errors are detected. Moreover, the risk of employee or service provider error or misconduct may be even greater for novel CRO products, services and activities which we may offer or undertake in the future. It is not always possible to deter misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. If we were found to have not met our regulatory oversight and compliance and other obligations, we could be subject to regulatory sanctions, financial penalties, restrictions on our activities for failure to properly identify, monitor and respond to potentially problematic activity and seriously damage our reputation. Our employees, or any contractors and agents we may contract with, could also commit errors that subject us to financial claims for negligence, as well as regulatory actions, or result in financial liability. Further, allegations by regulatory or criminal authorities of improper trading activities could affect our brand and reputation.

The growth of the digital assets industry in general, and the use and acceptance of CRO in particular, may also impact the price of CRO and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of CRO may depend, for instance, on public familiarity with digital assets, ease of buying, accessing or gaining exposure to CRO, institutional demand for CRO as an investment asset, the participation of traditional financial institutions in the digital assets industry, consumer demand for CRO as a means of payment and the availability and popularity of alternatives to CRO. Even if growth in CRO adoption occurs in the near or medium-term, there is no assurance that CRO usage will continue to grow over the long-term. In addition, private actors that are wary of CRO or the regulatory concerns associated with CRO have in the past taken, and may in the future take, further actions that may have an adverse effect on our business or the market price of the combined company’s common stock.

Because CRO has no physical existence beyond the record of transactions on the Cronos network, a variety of technical factors related to the Cronos network could also impact the price of CRO. For example, malicious attacks by validators and advances in digital computing, algebraic geometry and quantum computing could undercut the integrity of the Cronos network and negatively affect the price of CRO. The liquidity of CRO may also be reduced and damage to the public perception of CRO may occur, if financial institutions were to deny or limit banking services to businesses that hold CRO, provide CRO-related services or accept CRO as payment, which could also decrease the price of CRO. Liquidity of CRO may also be impacted to the extent that changes in applicable laws and regulatory requirements negatively impact the ability of exchanges and trading venues to provide services for CRO and other digital assets.

The regulatory environment for digital assets in the United States and globally remains highly uncertain and is evolving rapidly. U.S. policymakers are only beginning to define a comprehensive regulatory framework for digital assets. As a result, the combined company may face challenges in adapting to proposed or newly enacted laws and regulations, which could materially and adversely affect its business, financial condition and operations.

As crypto assets have grown in both popularity and market size, various U.S. federal, state and local and foreign governmental organizations, as well as consumer agencies and public advocacy groups, have increasingly scrutinized the operations of crypto networks, users and platforms, with a focus on how crypto assets can be used to launder the proceeds of illegal activities and fund criminal or terrorist enterprises. In addition, the safety and soundness of platforms and other service providers that hold crypto assets for users have drawn regulatory and public attention. These concerns have led to calls for heightened regulatory oversight, and new laws and regulations.

Unlike traditional financial institutions, which have cultivated long-standing relationships with policymakers and regulators, participants in the cryptoeconomy are relatively new to the U.S. legislative and regulatory landscape. While engagement with policymakers and regulators has begun, it is still at a relatively nascent stage and may be insufficient to influence future legislation and regulation. As a result, new laws and regulations may be proposed and adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways, that adversely affect the cryptoeconomy or crypto asset platforms. Consequently, the combined company may be disproportionately impacted by such developments, potentially restricting its ability to operate or innovate. Additionally, any future political activities to further our mission may be perceived unfavorably by investors and the public and have an adverse impact on our brand and reputation.

As also noted above, there has been increasing focus on the extent to which digital assets can be used to launder the proceeds of illicit activities, fund criminal or terrorist activities, or circumvent sanctions regimes, including those sanctions imposed in response to ongoing war between Russia and Ukraine. If we are found to have purchased any of our CRO from bad actors that have used CRO to launder money or persons subject to sanctions, we may be subject to regulatory proceedings and any further transactions or dealings in CRO by us may be restricted or prohibited.

Additional laws, guidance and policies may be issued by domestic and foreign regulators following the bankruptcy of FTX Trading Ltd., one of the world’s largest cryptocurrency exchanges, in November 2022, which has been widely cited as a catalyst for increased regulatory and enforcement focus on the digital assets industry and certain market participants and practices. Increased enforcement activity and changes in the regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government or any new legislation affecting CRO, as well as enforcement actions involving or impacting our trading venues, counterparties and custodians, may impose significant compliance and other costs on the combined company, significantly limit our ability to hold and transact in CRO or materially reduce the value of the combined company’s CRO holdings.

CRO’s status as a product that may be offered and sold as a “security” in any relevant jurisdiction, as well as the status of CRO-related products and activities in general, is subject to uncertainty, and if the combined company is unable to properly characterize such products or activities, the combined company may be subject to regulatory scrutiny, inquiries, investigations, fines and other penalties, which may adversely affect the combined company’s business, operating results and financial condition.

The SEC and its staff have taken the position that a range of crypto assets, products, services and activities fall within the definition of an investment contract that is offered or sold as a “security” under the U.S. federal securities laws. The legal test for determining whether any given crypto asset, product or service that is offered and sold is an investment contract was set forth in the 1946 U.S. Supreme Court case SEC v. W.J. Howey Co. and requires a highly complex, fact-driven analysis. Accordingly, whether any given crypto asset, product or service that would be ultimately determined to be offered and sold as a security is uncertain and difficult to predict notwithstanding the conclusions of the SEC or any conclusions we may draw based on our risk-based assessment regarding the likelihood that a particular crypto asset, product or service could be deemed to be offered and sold as a “security” or “securities offering” under applicable laws. It is also possible that a change in the governing administration or the appointment of new SEC commissioners could substantially impact the approach to enforcement by the SEC and its staff.

Public statements made by previous senior officials at the SEC suggest that the SEC does not intend to take the position that CRO (as currently offered and sold) is a “security” under the U.S. federal securities laws. As of the date of this quarterly report, with the exception of certain centrally issued digital assets that have received “no-action” letters from the SEC staff, CRO is expected to be considered a crypto asset which senior officials at the SEC are unlikely to consider a “security.” However, such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court and cannot be generalized to any other crypto asset. In addition, the SEC and courts have taken the position that a crypto asset that is not itself a security can be offered and sold in securities transactions, which carry many of the same regulatory risks and consequences summarized above. For example, the SEC has taken the position that yield, lending products, services or protocols can constitute the offer and sale of security even if the underlying crypto asset is not a security.

Any enforcement action by the SEC or any international or state securities regulator asserting that CRO is a “security,” or a court decision to that effect, would be expected to have an immediate material adverse impact on the trading value of CRO, as well as our business. This is because the business models behind most crypto assets are incompatible with regulations applying to transactions in securities. If a crypto asset is determined or asserted to be a “security,” it is likely to become difficult or impossible for the crypto asset to be traded, cleared or custodied in the United States and elsewhere through the same channels used by non-security crypto assets, which in addition to materially and adversely affecting the trading value of the crypto asset is likely to significantly impact its liquidity and market participants’ ability to convert the crypto asset into U.S. dollars and other currencies.

Several foreign jurisdictions have taken a broad-based approach to classifying crypto assets, products and services that are being offered or sold as “securities,” while other foreign jurisdictions have adopted a narrower approach. As a result, certain crypto assets, products or services, including those relating to CRO, may be determined to be offered and sold as a “security” under the laws of some jurisdictions but not others. Various foreign jurisdictions may, in the future, adopt additional laws, regulations or directives that affect the characterization of crypto assets, products or services that are offered or sold as “securities.”

The classification of a crypto asset, product or service that is offered and sold as a security under applicable law has wide-ranging implications for the regulatory obligations that flow from the offer, sale, trading and clearing, as applicable, of such assets, products or services. For example, a crypto asset, product or service that is offered and sold as a security in the United States may generally only be offered or sold in the United States pursuant to a registration statement filed with the SEC or in an offering that qualifies for an exemption from registration. Persons that effect transactions in crypto assets, products or services that are offered or sold as securities in the United States may be subject to registration with the SEC as a “broker” or “dealer.” Platforms that bring together purchasers and sellers to trade crypto assets that are offered or sold as securities in the United States are generally subject to registration as national securities exchanges, or must qualify for an exemption, such as by being operated by a registered broker-dealer as an alternative trading system (“ATS”) in compliance with rules for ATSs. Persons facilitating clearing and settlement of securities may be subject to registration with the SEC as a clearing agency. Foreign jurisdictions may have similar licensing, registration and qualification requirements.

In its initial business activities, which will constitute actively accumulating CRO, establishing and operating a Cronos validator node and undertaking staking activities, the combined company does not plan to offer or sell CRO as “investment contracts” or otherwise as a “security.” the combined company is not registered or licensed with the SEC or foreign authorities as a broker-dealer, national securities exchange or ATS (or foreign equivalents), and we believe that CRO in itself or as a result of the manner in which we intend to purchase or sell CRO in our business activities, is not a security (including based on prior statements by a number of SEC senior officials). However, statements, settlements and enforcement actions are not rules or regulations of the SEC and are not binding on the SEC. Regardless of public statements made by senior officials at the SEC and our conclusions, we could in the future be subject to legal or regulatory action in the event the SEC or a state or a foreign regulatory authority were to assert, or a court were to determine, that either CRO itself or a product, service or activity that we may offer, sell, or engage in the future related to CRO could be viewed a “security” under applicable laws. There can be no assurance that we will properly characterize over time any given CRO product or service that is offered and sold as a security or non-security, or that the SEC, foreign regulatory authority or a court having final determinative authority on the topic, if the question was presented to it, would agree with our assessment. We expect our risk assessment policies and procedures to continuously evolve to take into account case law, legislative developments, facts and developments in technology.

If an applicable regulatory authority or a court, in either case having final determinative authority on the topic, were to determine that a product or service that is offered or sold by us in the future is a security, we would not be able to offer such product or service until we are able to do so in a legally compliant manner. A determination by the SEC, a state or foreign regulatory authority, or a court that a product or service that is offered or sold constitutes a security may result in us ceasing to offer that product or service, and may also result in us determining that it is advisable to cease offering products and services or engaging in certain activities entirely, that have similar characteristics to the product or service that was alleged or determined to be a security. Alternatively, we may determine to continue to offer certain future products or services even if the SEC or another regulator alleges that the product or service is offered or sold as a security, pending a final judicial determination as to that product or service’s proper characterization, and the fact that we waited for a final judicial determination would generally not preclude penalties or sanctions against us for our having previously made that product or service available without registering that product or service with the SEC. As such, we could be subject to judicial or administrative sanctions for failing to offer or sell the product or service in compliance with the registration requirements, or for acting as a broker, dealer or national securities exchange without appropriate registration. Such an action could result in injunctions, cease and desist orders, as well as civil monetary penalties, fines and disgorgement, criminal liability, and reputational harm. Additionally, the SEC has brought and may in the future bring enforcement actions against other cryptoeconomy participants and their product offerings and services that may cause us to modify or discontinue a product offering or service. If we were to modify or discontinue any future product offering or service for any reason, our decision may be unpopular with users, may reduce our ability to attract and retain customers (especially if similar products or services continue to be offered by our competitors), and may adversely affect our business, operating results and financial condition.

Regulatory changes classifying CRO as a “security” could lead to the combined company’s classification as an “investment company” under the Investment Company Act and could adversely affect the market price of CRO and the market price of shares of the combined company’s common stock.

While senior SEC officials have stated their view that most crypto assets are not “securities” for purposes of the U.S. federal securities laws, a contrary determination by the SEC could lead to our classification as an “investment company” under the Investment Company Act, which would subject us to significant additional regulatory controls that could have a material adverse effect on our business and operations and may also require us to substantially change the manner in which we conduct our business.

In addition, if CRO is determined to constitute a security for purposes of the federal securities laws, the additional regulatory restrictions imposed by such a determination could adversely affect the market price of CRO and in turn adversely affect the market price of shares of the combined company’s common stock. For additional information on the additional requirements, we would be required to meet if we were determined to be an investment company, see “If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete the Business Combination.”

The combined company will not be subject to the same legal and regulatory obligations, including certain compliance and reporting obligations intended to protect investors, that apply to investment companies such as mutual funds and ETFs, or to obligations applicable to investment advisers.

Mutual funds, ETFs and their directors and management are subject to extensive regulation as “investment companies” and “investment advisers” under U.S. federal and state law; this regulation is intended for the benefit and protection of investors.

We believe we are currently not subject to and, following the consummation of the Business Combination, will not be subject to, and do not otherwise voluntarily comply with, these laws and regulations. Consequently, shareholders of the combined company do not have the regulatory protections provided to shareholders in registered and regulated investment companies, which, for example, require investment companies to have a certain percentage of disinterested directors and regulate the relationship between the investment company and certain of its affiliates. Further, the combined company may hold or trade in commodity futures contracts in order to hedge its CRO holdings. A futures contract, which is a type of derivative, is subject to the risk of loss caused by unanticipated market movements, which are potentially unlimited. In addition, there may at times be an imperfect correlation between the movement in the prices of futures contracts and the value of their underlying instruments or indexes, and there may at times not be a liquid secondary market for certain futures contracts leading to the possible inability to sell or close out a futures contract at the desired time or price. Commodity futures are regulated by the Commodity Exchange Act, as administered by the CFTC. Additionally, under the CEA, the CFTC has broad enforcement authority to police market manipulation and fraud in spot digital assets markets in which we may transact. Beyond instances of fraud or manipulation, the CFTC generally does not oversee cash or spot market exchanges or transactions involving digital asset commodities that do not utilize margin, leverage, or financing, although the passage of the CLARITY Act may provide the CFTC with primary regulatory oversight authority over spot digital commodities. We do not believe that we are a commodity pool for purposes of the Commodity Exchange Act. Consequently, shareholders will not have the regulatory protections provided to shareholders in Commodity Exchange Act-regulated instruments or commodity pools.

This means, among other things, that the execution of or changes to our CRO acquisition and management strategy, our use of leverage, the manner in which our CRO is custodied, our ability to engage in transactions with affiliated parties and our operating and investment activities generally are not subject to the extensive legal and regulatory requirements and prohibitions that apply to investment companies and investment advisers. For example, although a significant change to our CRO acquisition strategy would require the approval of the combined company Board, no shareholder or regulatory approval would be necessary. Consequently, the combined company Board has broad discretion over the investment, leverage and cash management policies it authorizes, whether in respect of our CRO holdings or other activities we may pursue, and has the power to change our current policies, including our strategy of acquiring and holding CRO.

The combined company will be subject to laws, regulations, and executive orders regarding economic and trade sanctions, anti-bribery, anti-money laundering (“AML”), and counter-terrorism financing that could impair our ability to compete in international markets or subject us to criminal or civil liability if we violate them. As the combined company continues to expand and localize its international activities, its obligations to comply with the laws, rules, regulations, and policies of a variety of jurisdictions will increase and we may be subject to investigations and enforcement actions by U.S. and non-U.S. regulators and governmental authorities.

As the combined company expands and localizes its international activities, it will become increasingly obligated to comply with the laws, rules, regulations, policies, and legal interpretations both of the jurisdictions in which it will operate and those into which it will offer services on a cross-border basis. Laws regulating financial services, the internet, mobile technologies, digital assets, and related technologies outside the United States often impose different, more specific, or even conflicting obligations, as well as broader liability.

The combined company will be required to comply with applicable U.S. economic and trade sanctions administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury (“OFAC”), as well as similar requirements in other jurisdictions. The OFAC regulations and requirements generally restrict dealings by persons subject to U.S. jurisdiction with certain countries, or subnational territories that are the target of comprehensive sanctions, which currently are Cuba, Iran, and North Korea, as well as Crimea, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic regions of Ukraine. In addition, OFAC restricts dealings by persons subject to U.S. jurisdiction with specific individuals and entities that are the subject of targeted sanctions, including persons identified on blocked persons lists.

The combined company will also be subject to various AML and counter-terrorism financing laws and regulations around the world that prohibit, among other things, our involvement in transferring the proceeds of criminal activities. In the United States, many of our activities will be subject to AML laws and regulations, including the Bank Secrecy Act of 1970 (the “BSA”) and other similar laws and regulations. The BSA, among other things, requires money transmitters to develop and implement risk-based AML programs; to report large cash transactions and suspicious activity; and, in some cases, to collect and maintain information about customers who use their services and maintain other transaction records. Regulators in the United States and globally continue to increase their scrutiny of compliance with these obligations, which may require us to further revise or expand our compliance program, including the procedures we use to verify the identity of our customers and to monitor transactions on our system, which would include payments to persons outside the United States. Regulators regularly reexamine the transaction volume thresholds at which we must obtain and keep applicable records or verify identities of customers. Any change in such thresholds could result in greater costs for compliance. We also could be subject to potentially significant fines, penalties, inquiries, audits, investigations, enforcement actions, and criminal and civil liability if regulators or third-party auditors identify gaps in our AML program that are not sufficiently remediated, or if our AML program is found to violate the BSA.

Despite our efforts to comply with applicable laws and regulations, there can be no guarantee that regulators and/or law enforcement will view these measures as compliant with the BSA or U.S. sanctions laws and regulations. If regulators and/or law enforcement find that we have violated the BSA or U.S. sanctions laws and regulations, or we are otherwise the subject of government investigations for alleged violations of the BSA or U.S. sanctions laws and regulations, such investigations and alleged violations could result in negative consequences for us, including costs related to government investigations, financial penalties, and harm to our reputation. The impact on us related to these matters could be substantial. Although we will implement controls and screening tools designed to prevent violative activity, there is no guarantee that we will not inadvertently provide our products and services to individuals, entities, or governments in violation of the BSA or U.S. sanctions laws and regulations.

Regulators worldwide frequently study each other’s approaches to the regulation of the blockchain technology and digital assets. Consequently, developments in any jurisdiction may influence other jurisdictions. Further, new developments in one jurisdiction may be extended to additional services and other jurisdictions. As a result, the risks created by any new law or regulation in one jurisdiction are magnified by the potential that they may be replicated in another jurisdiction, which in turn would affect our business across multiple jurisdictions and/or across our services and products. Conversely, if regulations diverge worldwide, we may face difficulty adjusting our products, services, and other aspects of our business with the same effect. These risks are heightened as we face increased competitive pressure from other similarly situated businesses that engage in regulatory arbitrage to avoid the compliance costs associated with regulatory changes.

We may operate our business in foreign countries where companies often engage in business practices that are prohibited by the U.S. and other jurisdictions’ regulations applicable to us. We are subject to anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”) and other laws that prohibit the making or offering of improper payments to foreign government officials and political figures, including anti-bribery provisions enforced by the U.S. Department of Justice and the SEC. The FCPA, for example, prohibits U.S. persons and entities from making improper payments or offers of payments to foreign governments and their officials and political parties by the United States and other business entities for the purpose of obtaining or retaining business. We have implemented policies, procedures, systems, and controls designed to identify and address potentially impermissible transactions under such laws and regulations. However, there can be no assurance that all of our employees, consultants, and agents—including those that may be based in or from countries where practices that violate U.S. or other laws may be customary—will not take actions in violation of our policies, for which we may be ultimately responsible.

The complexity of U.S. federal and state and international regulatory and enforcement regimes, coupled with the global scope of our operations and the evolving global regulatory environment, could result in a single event prompting a large number of overlapping investigations and proceedings by multiple government authorities in different jurisdictions. Furthermore, due to the uncertain application of existing laws and regulations, it may be that, despite our regulatory and legal analysis concluding that certain products and services are currently unregulated or fit within a particular category of regulatory activities, such products or services may indeed be subject to financial regulation, licensing, or authorization obligations that we have not obtained or with which we have not complied. As a result, we are at a heightened risk of enforcement action, litigation, and regulatory and legal scrutiny, which could lead to sanctions, cease-and-desist orders, or other penalties and censures. Any of the foregoing could, individually or in the aggregate, have a material adverse effect on our business, results of operations, financial condition, and prospects.

Due to the unregulated nature and lack of transparency surrounding the operations of many CRO trading venues, CRO trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in CRO trading venues and adversely affect the value of the combined company’s CRO holdings.

CRO trading venues are relatively new and, in many cases, unregulated. Furthermore, there are many CRO trading venues which do not provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance. As a result, the marketplace may lose confidence in CRO trading venues, including prominent exchanges that handle a significant volume of CRO trading and/or are subject to regulatory oversight, in the event one or more CRO trading venues cease or pause for a prolonged period the trading of CRO or other digital assets, or experience fraud, significant volumes of withdrawal, security failures or operational problems.

The SEC has also brought actions against individuals and digital asset market participants alleging such persons artificially increased trading volumes in certain digital assets through wash trades, or repeated buying and selling of the same assets in fictitious transactions to manipulate their underlying trading price. Any actual or perceived false trading in the CRO market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of our CRO. Negative perception, a lack of stability in the broader CRO markets and the closure, temporary shutdown or operational disruption of CRO trading venues, lending institutions, institutional investors, validators, custodians or other major participants in the Cronos ecosystem, due to fraud, business failure, cybersecurity events, government-mandated regulation, bankruptcy, or for any other reason, may result in a decline in confidence in CRO and the broader Cronos ecosystem and greater volatility in the price of CRO. For example, in 2022, each of Celsius Network, Voyager Digital, Three Arrows Capital, FTX Trading Ltd., and BlockFi filed for bankruptcy, following which the market prices of Bitcoin and other digital assets significantly declined. The SEC also alleged as part of its June 5, 2023, complaint that Binance Holdings Ltd. committed strategic and targeted “wash trading” through its affiliates to artificially inflate the volume of certain digital assets traded on its exchange. In addition, in June 2023, the SEC announced enforcement actions against Coinbase, Inc., and Binance Holdings Ltd., two providers of large trading venues for digital assets, which similarly was followed by a decrease in the market price of Bitcoin and other digital assets. These were followed in November 2023, by an SEC enforcement action against Kraken, another large trading venue for digital assets. While the current U.S. presidential administration has dismissed these enforcement actions, it is uncertain when or whether new enforcement actions may be brought. The price of the combined company’s common stock may be affected by the value of our CRO holdings and the failure of a major participant in the Cronos ecosystem could have a material adverse effect on the market price of the combined company’s common stock.

The combined company’s compliance and risk management methods might not be effective and may result in outcomes that could adversely affect the combined company’s reputation, operating results and financial condition.

Our ability to comply with applicable complex and evolving laws, regulations and rules will be largely dependent on the establishment, maintenance and scaling of our compliance, internal audit and reporting systems, as well as our ability to attract and retain qualified compliance and other risk management personnel. We cannot assure you that our policies and procedures will always be effective or that we have been and will always be successful in monitoring or evaluating the risks to which we are or may be exposed in all market environments or against all types of risks, including unidentified or unanticipated risks. Our risk management policies and procedures are expected to rely on a combination of technical and human controls and supervision that are subject to error and failure. Some of our methods for managing risk are discretionary by nature and are based on internally developed controls and observed historical market behavior, and also involve reliance on standard industry practices. Accordingly, in the future, we may identify gaps in such policies and procedures or existing gaps may become higher risk, and may require significant resources and management attention. Our risk management policies and procedures also may not adequately prevent losses due to technical errors if our testing and quality control practices are not effective in preventing failures. In addition, we may elect to adjust our risk management policies and procedures to allow for an increase in risk tolerance, which could expose us to the risk of greater losses.

Any potential regulators who may have jurisdiction over us, including in the future, may periodically review our compliance program, including our policies and procedures, and with applicable law. We may from time to time receive examination reports citing violations of applicable law and inadequacies in existing compliance programs requiring us to enhance certain practices with respect to our practices or compliance program, including due diligence, training, monitoring, reporting and recordkeeping. If we fail to comply with these, or do not adequately remediate certain findings, regulators and financial institution partners could take a variety of actions that could impair our ability to conduct our business, including, but not limited to, delaying, denying, withdrawing or conditioning approval of certain products, services and activities. In addition, regulators have broad enforcement powers to censure, fine, issue cease and desist orders, that may prohibit us from engaging in some of our business activities, or revoke any licenses we may obtain in the future. We face significant intervention by regulatory authorities, including extensive auditing and surveillance activities, and will continue to face the risk of significant intervention by regulatory authorities and potential future financial institution partners in the future. In the case of non-compliance or alleged non-compliance, we could be subject to investigations and proceedings that may result in substantial penalties or civil lawsuits, including by customers, for damages, which can be a significant loss to us or our financial institution partner(s). Any of these outcomes would adversely affect our reputation and brand and our business, operating results and financial condition. Some of these outcomes could adversely affect our ability to conduct our business.

We expect to engage in other CRO-related activities, including participating in staking activities and operating a validator node, all of which are subject to regulation. We have not previously engaged in these business lines and we may be unable to implement our business plan, including, without limitation, due to operational challenges, significant competition and regulation.

We expect to engage in other CRO-related activities, which may be subject to regulation. We have not previously engaged in these CRO related activities and we may be unable to implement our business plan, including, without limitation, due to operational challenges, significant competition and regulation. We may also incur indebtedness or enter into other financial instruments in the future that may be collateralized by our CRO holdings or pursue other strategies to create income streams or otherwise generate funds using our CRO holdings. These offerings are expected to be highly regulated, any failure to obtain or maintain necessary money transmission, banking services and/or virtual currency business activity registrations and licenses, or comply with any applicable laws, rules and regulations could adversely affect our ability to offer these services. See “CRO’s status as a product that may be offered and sold as a “security” in any relevant jurisdiction, as well as the status of CRO-related products and activities in general, is subject to uncertainty, and if the combined company is unable to properly characterize such products or activities, the combined company may be subject to regulatory scrutiny, inquiries, investigations, fines and other penalties, which may adversely affect the combined company’s business, operating results and financial condition.” Regulators and payment processors have historically taken actions relating to access to banking services. Heightened scrutiny by regulators could be detrimental to our long-term strategy and failure to comply with regulators during and after our engagement in such activities could damage our brand, reputation, business, operating results and financial condition.

Further, we have not previously engaged in such CRO-related products or activities, and we may be unable to implement a business strategy to successfully deliver these services. We cannot guarantee our success to deliver these services. However, if we fail to keep pace with rapid industry changes to provide new and innovative products and services, and are unable to offer such financial services to generate revenue, this could adversely impact our business, operating results and financial condition. The further development and acceptance of cryptocurrency networks and other cryptocurrencies financial services, which represent a new and rapidly changing industry, are subject to a variety of factors that are difficult to predict and evaluate. Conversely, the slowing or stopping of the development or acceptance of digital asset systems may also adversely affect our ability to implement this business strategy.

Even if we are able to expand our operations to include additional CRO-related products, services or activities, we cannot guarantee that we will convince future customers to use these products or services, or that any future activities would be fruitful. If our future customers decrease their level of engagement with our products, services and platform, our business, operating results and financial condition may be significantly harmed.

The combined company may be unable to recognize the economic benefit of a “fork” or an “airdrop,” which could adversely impact an investment in CRO.

The primary digital asset to be held by the combined company will be CRO.

From time to time, the combined company may come into possession of, acquire, or otherwise establish dominion and control over, digital assets or other assets or rights, or be entitled to acquire any of the foregoing, incidental to the combined company’s ownership of CRO and that arise without any action of the combined company (“Incidental Rights,” and such digital assets, other assets and rights “IR Virtual Currency”). Incidental Rights can arise in a number of ways, including a fork in the Cronos network or an airdrop to holders of CRO (each described below). The combined company may elect not to take advantage of such Incidental Rights, or may be unable to do so, or may irrevocably abandon the Incidental Rights or IR Virtual Currency, even if this may be economically detrimental to the combined company.

Network Forks.

CRO, along with many other digital assets, are open-source projects. As a result, any individual can propose modifications or improvements through one or more software upgrades that could alter the protocol layer of the Cronos network. In most cases, when a modification is proposed, a substantial majority of users and validators consent to the modification, especially if the new version would be incompatible with the then-current version. However, when a substantial majority of users and validators do not consent to the proposed modified version, the result is a “hard fork” with two incompatible networks and two incompatible digital assets. In other words, two incompatible networks would then exist: (1) one network running the pre-modified software and (2) another network running the modified software. The effect of such a fork would be the existence of two versions of the network running in parallel, yet lacking interchangeability. This is in contrast to a “soft fork,” or a proposed modification to the software governing the network that results in a post-update network that is compatible with the network as it existed prior to the update, because it restricts the network operations that can be performed after the update.

Forks can occur for other reasons as well. For example, after a significant security breach, stakeholders on the network could elect to “fork” the network to its state before the hack, effectively reversing the hack. A fork could also be introduced unintentionally through a software bug or network activity.

Significant forks are typically announced several months in advance. The circumstances of each fork are unique, and their relative significance varies. It is possible that a particular fork may result in a significant disruption to CRO and, potentially, may result in broader market disruption should pricing become difficult following the fork. It is not possible to predict with accuracy the impact that any anticipated fork could have or for how long any resulting disruption may exist.

Forks may have a detrimental effect on the value of CRO, including by negatively affecting cryptocurrency allocations or by failing to capture of the full value of the newly-forked CRO if it is excluded from the CROUSD_RR index. Forks can also introduce new security risks. For example, forks may result in “replay attacks,” or attacks in which transactions from one network were rebroadcast to nefarious effect on the other network. For example, when the Ethereum and Ethereum Classic networks split in July 2016 due to a permanent hard fork (resulting in two different versions of the Ethereum blockchain), replay attacks, in which transactions from one network were rebroadcast to nefarious effect on the other network, plagued Ethereum exchanges through at least October 2016. An Ethereum exchange announced in July 2016 that it had lost 40,000 Ethereum Classic, worth about $100,000 at that time, as a result of replay attacks.

A hard fork may adversely affect the price of CRO at the time of announcement or adoption. For example, the announcement of a hard fork could lead to increased demand for the pre-fork digital asset, in anticipation that ownership of the pre-fork digital asset would entitle holders to a new digital asset following the fork. The increased demand for the pre-fork digital asset may cause the price of the digital asset to rise. After the hard fork, it is possible the aggregate price of the two versions of the digital asset running in parallel would be less than the price of the digital asset immediately prior to the fork. While the combined company will determine which network is generally accepted as the Cronos network and should therefore be considered the appropriate network for the combined company’s purposes, there is no guarantee that the combined company will choose the network and the associated digital asset that is ultimately the most valuable fork. Either of these events could therefore adversely impact the value of the shares of the combined company’s common stock.

If CRO were to fork into two digital assets, the combined company may hold, in addition to its existing CRO balance, a right to claim an equivalent amount of the new “forked” asset following the hard fork. However, the CROUSD_RR index does not track forks involving CRO. The holder of CRO has no discretion in a hard fork; it merely has the right to claim the new CRO on a pro rata basis while it continues to hold the same number of CRO.

Crypto.com Custody, which will be the custodian of the combined company’s CRO, retains the right, in its sole discretion, to determine whether or not to support (or cease supporting) a forked network. The outcome of such decisions by Crypto.com Custody may impact the price of the combined company’s common stock.

Airdrops.

Owners of CRO may also become subject to an “airdrop.” In an airdrop, the promotors of a different digital asset, typically one that is newly launched, will send that digital asset to the wallet of holders of an existing digital asset for no charge. Airdrops are not always announced and while in some cases the wallet owner needs to take a step to “claim” the new digital asset, in other cases, the wallet owner possesses the new digital asset without taking any actions. For example, in March 2017, the promoters of Stellar Lumens announced that anyone that owned Bitcoin as of June 26, 2017, could claim, until August 27, 2017, a certain amount of Stellar Lumens. Airdrops are not included in the CROUSD_RR index under its current methodology. the combined company may or may not participate in airdrops.

If the combined company notifies Crypto.com Custody in writing of an upcoming airdrop, it may, among other actions, elect to: (i) custody the airdropped digital asset for an additional fee or (ii) not pursue obtaining the airdropped digital assets. The outcome of such decisions by Crypto.com Custody may impact the price of the combined company’s common stock.

In the ordinary course of business managing its CRO holdings as a CRO treasury company, the combined company may purchase CRO through spot markets which may be exposed to fraud and market manipulation, including through front running and wash trading, which may adversely affect the value of the shares of the combined company’s common stock.

The blockchain infrastructure could be used by certain market participants to exploit arbitrage opportunities through schemes such as front-running, spoofing, pump-and-dump and fraud across different systems, platforms or geographic locations. As a result of reduced oversight, these schemes may be more prevalent in digital asset markets than in the general market for financial products.

The SEC has identified possible sources of fraud and manipulation in the digital asset markets generally, including, among others (1) “wash trading”; (2) persons with a dominant position in a digital asset manipulating the digital asset’s pricing; (3) hacking of the digital asset’s network and trading platforms; (4) malicious control of the digital asset network; (5) trading based on material, non-public information (for example, plans of market participants to significantly increase or decrease their holdings in the digital assets, new sources of demand for the digital asset, etc.) or based on the dissemination of false and misleading information; (6) manipulative activity involving purported “stablecoins”; and (7) fraud and manipulation at digital asset trading platforms. The effect of potential market manipulation, front-running, wash-trading, and other fraudulent or manipulative trading practices may inflate the volumes actually present in the digital asset markets and/or cause distortions in price, which could adversely affect the combined company or cause losses to its shareholders.

In the ordinary course of business managing its CRO holdings as a CRO treasury company, the combined company may purchase CRO through spot markets. Over the past several years, some digital asset trading platforms and spot markets have been closed or faced issues due to fraud and manipulative activity, business failure or security breaches. In many of these instances, the customers of such digital asset trading platforms and spot markets were not compensated or made whole for the partial or complete losses of their account balances in such digital asset trading platforms.

For instance, in 2022, there were reports claiming that more than half of Bitcoin trading volume on digital asset exchanges was fake. Such reports alleged that certain overseas exchanges have displayed suspicious trading activity suggestive of a variety of manipulative or fraudulent practices. Other academics and market observers have put forth evidence to support claims that manipulative trading activity has occurred on certain Bitcoin exchanges. For example, in a 2017 paper titled “Price Manipulation in the Bitcoin Ecosystem” sponsored by the Interdisciplinary Cyber Research Center at Tel Aviv University, a group of researchers used publicly available trading data, as well as leaked transaction data from a 2014 Mt. Gox security breach, to identify and analyze the impact of “suspicious trading activity” on Mt. Gox between February and November 2013, which, according to the authors, caused the price of Bitcoin to increase from around $150 to more than $1,000 over a two-month period. In August 2017, it was reported that a trader or group of traders nicknamed “Spoofy” was placing large orders on Bitfinex without actually executing them, presumably in order to influence other investors into buying or selling by creating a false appearance that greater demand existed in the market. In December 2017, an anonymous blogger (publishing under the pseudonym Bitfinex’d) cited publicly available trading data to support his or her claim that a trading bot nicknamed “Picasso” was pursuing a paint-the-tape-style manipulation strategy by buying and selling Bitcoin and Bitcoin cash between affiliated accounts in order to create the appearance of substantial trading activity and thereby influence the price of such assets.

The potential consequences of a spot market’s failure or failure to prevent market manipulation could adversely affect the value of the shares of the combined company’s common stock. Any market abuse, and a loss of investor confidence in CRO, may adversely impact pricing trends in CRO markets broadly, as well as an investment in shares of the combined company’s common stock.

The price of CRO on available spot markets may be exposed to wash trading.

Spot markets on which CRO trades, through which the combined company may purchase CRO, may be susceptible to wash trading. Wash trading occurs when offsetting trades are entered into for other than bona fide reasons, such as the desire to inflate reported trading volumes. Wash trading may be motivated by non-economic reasons, such as a desire for increased visibility on popular websites that monitor markets for digital assets so as to improve their attractiveness to investors who look for maximum liquidity, or it may be motivated by the ability to attract listing fees from token issuers who seek the most liquid and high-volume exchanges on which to list their coins. Results of wash trading may include unexpected obstacles to trade and erroneous investment decisions based on false information.

Even in the United States, there have been allegations of wash trading even on regulated venues. Any actual or perceived false trading in the digital asset exchange market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of CRO and/or negatively affect the market perception of CRO.

To the extent that wash trading either occurs or appears to occur in spot markets on which CRO trades, investors may develop negative perceptions about CRO and the digital assets industry more broadly, which could adversely impact the price CRO and, therefore, the price of shares of the combined company’s common stock. Wash trading also may place more legitimate digital asset exchanges at a relative competitive disadvantage.

The price of CRO on available spot markets may be exposed to front-running.

Spot markets on which CRO trades, through which the combined company may purchase CRO, may be susceptible to “front-running,” which refers to the process when someone uses technology or market advantage to get prior knowledge of upcoming transactions. Front-running is a frequent activity on centralized as well as decentralized exchanges. By using bots functioning on a millisecond-scale timeframe, bad actors are able to take advantage of the forthcoming price movement and make economic gains at the cost of those who had introduced these transactions. The objective of a front runner is to buy a chunk of tokens at a low price and later sell them at a higher price while simultaneously exiting the position. Front-running happens via manipulations of gas prices or timestamps, also known as slow matching. To extent that front-running occurs, it may result in investor frustrations and concerns as to the price integrity of digital asset exchanges and digital assets more generally.

If the digital asset award or transaction fees for recording transactions on the Cronos network are not sufficiently high to incentivize validators may demand high transaction fees, which could negatively impact the value of CRO and the value of the combined company’s common stock.

During the course of the block validation processes, validators exercise the discretion to select which transactions to include within a block and in what order to include these transactions. Beyond the standard block reward and transaction fees, validators have the ability to extract what is known as Maximal Extractable Value (“MEV”) by strategically choosing, reordering, or excluding certain transactions during block production in return for increased transaction fees or other forms of revenue for such validators. In blockchain networks that facilitate DeFi protocols in particular, such as the Cronos network, users may attempt to gain an advantage over other users by offering additional fees to validators for effecting the order or inclusions of transactions within a block. Certain software solutions, such as MEV Boost by Flashbots, have been developed which facilitate validators and other parties in the ecosystem in capturing MEV. The presence of MEV may incentivize associated practices such as sandwich attacks or front running that can have negative repercussions on DeFi users. A “sandwich attack” is executed by placing two transactions around a large, detected transaction to capitalize on the expected price impact. For instance, a market participant might identify a sizable transaction within the mempool that will significantly alter an asset’s price on a decentralized exchange. The participant could then, for example, orchestrate a transaction bundle: one transaction to acquire the asset prior to the detected transaction, followed by the large transaction itself, and a final transaction to sell the asset after the market price has increased due to the large transaction’s execution. Such transaction bundles can be submitted to validators through mechanisms like MEV-Boost, with validators receiving a share of the profits as an incentive to include the specific transaction bundle in the block. In the context of MEV, “front running” is said to occur when a user spots a transaction in the publicly visible so-called memory pool (“mempool”) of pending but unexecuted transactions awaiting validation, and then pays a high transaction fee to a validator to have their transaction executed on a priority basis in a manner designed to profit from the pending but unexecuted transaction that is still in the mempool. MEV may also compromise the predictability of transaction execution, which may deter usage of the network as a whole. Although based on widely available information given that transactions in the mempool are publicly visible, any potential perception of MEV as unfair manipulation may also discourage users and other stakeholders from engaging with DeFi protocols or the Cronos network in general. In addition, it’s possible regulators or legislators could enact rules that restrict practices associated with MEV, which could diminish the popularity of the Cronos network among users and validators. Any of these or other outcomes related to MEV may adversely affect the value of CRO and the value of the the combined company’s common stock.

CRO is susceptible to various types of malicious attacks, including a “33%” attack or a “>66%” attack, and such an attack, even temporarily, could adversely impact the price of CRO and the value of shares of the combined company’s common stock.

Digital asset networks, including the Cronos network, are subject to control by entities that capture a majority of the network’s computational power. If a single validator, or coordinated group of validators, were to control more than one-third of the total staked CRO, they could disrupt the consensus process by halting block finalization, known as a “33%” attack, they could engage in harmful acts that could threaten the integrity of the network. If a validator or colluding group were to control more than two-thirds of the total staked CRO, known as a “>66%” attack, they could reach consensus unilaterally and manipulate the Cronos network. Such an attack could undermine trust in the Cronos network’s security and finality guarantees. The Cronos proof-of-authority consensus mechanism requires a 2/3 supermajority of validators by staked CRO to finalize transactions and produce new blocks. If an attacker were to obtain 2/3 of the total staked CRO, such attacker could reverse completed transactions, approve or reject transactions solely for their own benefit, or modify the ordering of transactions. This might allow these malicious actors to “double-spend” its own tokens (i.e., spend the same tokens in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintained control. To the extent that such malicious actors did not yield its control of the processing power on the Cronos network or the network community did not reject the fraudulent blocks as malicious, reversing any changes made to the Cronos network may not be possible.

Further, a malicious actor could create a flood of transactions in order to slow down confirmations of transactions on the Cronos network or other digital asset networks. For example, in August 2020, the Ethereum Classic Network was the target of two double-spend attacks by an unknown actor or actors that gained more than 50% of the processing power of the Ethereum Classic Network. The attack resulted in reorganizations of the Ethereum Classic Blockchain that allowed the attacker or attackers to reverse previously recorded transactions in excess of $5 million and $1 million.

For example, in May 2019, the Bitcoin Cash network experienced a 51% attack when two large mining pools reversed a series of transactions in order to stop an unknown miner from taking advantage of a flaw in a recent Bitcoin Cash protocol upgrade. Although this particular attack was arguably benevolent, the fact that such coordinated activity was able to occur may negatively impact perceptions of the Bitcoin Cash network. Although the two attacks described above took place on proof-of-work-based networks, it is possible that a similar attack may occur on the Cronos network, which could negatively impact the value of CRO and the value of the shares of the combined company’s common stock.

Although there are no known reports of malicious activity on, or control of, the Cronos network, if groups of coordinating or connected CRO holders that together have more than 66% of outstanding CRO were to stake that CRO and run validators, they could exert authority over the validation of CRO transactions. This risk is heightened if over 66% of the validating power on the network falls within the jurisdiction of a single governmental authority. If network participants, including the core developers and the administrators of validating pools, do not act to ensure greater decentralization of CRO, the feasibility of a malicious actor obtaining control of the validating power on the Cronos network will increase, which may adversely affect the value CRO and the value of the shares of the combined company’s common stock.

A malicious actor may also obtain control over the Cronos network through its influence over core developers by gaining direct control over a core developer or an otherwise influential programmer. To the extent that users and validators accept amendments to the source code proposed by the controlled core developer, other core developers do not counter such amendments, and such amendments enable the malicious exploitation of the Cronos network, the risk that a malicious actor may be able to obtain control of the Cronos network in this manner exists. Moreover, it is possible that a group of that together control more than 66% of outstanding CRO are in fact part of the initial or core developer group, or are otherwise influential members of the Cronos community. To the extent that the initial or existing core developer groups also control more than the relevant thresholds of outstanding CRO, as some believe, the risk of and arising from this particular group of users obtaining control of the validating power on the Cronos network will be even greater and, should this materialize, it may adversely affect the value of the shares of the combined company’s common stock.

If any of these exploitations or attacks occur, it could result in a loss of public confidence in CRO and a decline in the value of CRO and, as a result, adversely impact the combined company’s common stock.

Although the combined company will have relevant due diligence procedures at the closing of the Business Combination regarding AML and know-your-customer (“KYC”), these procedures may fail to prevent illegal transactions, which could subject the combined company to criminal and civil liabilities and impact the value of shares of the combined company’s common stock.

Although transaction details of peer-to-peer transactions are recorded on the Cronos network, a buyer or seller of digital assets on a peer-to-peer basis directly on the Cronos network may never know to whom the public key belongs or the true identity of the party with whom it is transacting. Public key addresses are randomized sequences of alphanumeric characters that, standing alone, do not provide sufficient information to identify users. In addition, certain technologies may obscure the origin or chain of custody of digital assets. The opaque nature of the market poses asset verification challenges for market participants, regulators and auditors and gives rise to an increased risk of manipulation and fraud, including the potential for Ponzi schemes, bucket shops and pump and dump schemes. Digital assets have in the past been used to facilitate illicit activities. If a digital asset was used to facilitate illicit activities, businesses that facilitate transactions in such digital assets could be at increased risk of potential criminal or civil lawsuits, or of having banking or other services cut off, and such digital asset could be removed from digital asset exchanges. Any of the aforementioned occurrences could adversely affect the price of the relevant digital asset, the attractiveness of the respective blockchain network and an investment in the combined company’s common stock. If the combined company were to transact with a sanctioned entity, we would be at risk of potential criminal or civil lawsuits or liability.

The combined company aims to take measures with the objective of reducing illicit financing risks in connection with our activities. However, illicit financing risks are present in the digital asset markets, including markets for CRO. There can be no assurance that the measures employed by the combined company will prove successful in reducing illicit financing risks, and the combined company will be subject to the complex illicit financing risks and vulnerabilities present in the digital asset markets. If such risks eventuate, the combined company could face civil or criminal liability, fines, penalties, or other punishments, be subject to investigation, have our assets frozen, lose access to banking services or services provided by other service providers, or suffer disruptions to their operations, any of which could negatively affect the combined company’s ability to operate or cause losses in value of the shares of the combined company’s common stock.

At the closing of the Business Combination, the combined company will have adopted and implemented policies and procedures that are designed to ensure that the combined company does not violate applicable AML and sanctions laws and regulations and to comply with any applicable KYC laws and regulations. The combined company aims to only interact with known authorized third party service providers with respect to whom it has engaged in a due diligence process to ensure a thorough KYC process, such as Crypto.com Custody.

Crypto.com Custody has adopted and implemented an anti-money laundering and sanctions compliance program, which provides additional protections to ensure that the combined company does not transact with a sanctioned party. Notably, Crypto.com Custody performs Know-Your-Transaction (“KYT”) screening using blockchain analytic tools, screening systems, and in-house built systems to identify, detect, and mitigate the risk of transacting with a sanctioned or other unlawful actor. Pursuant to Crypto.com Custody’s KYT programs, any CRO that is delivered to the combined company’s custody account will undergo screening to ensure that the origins of that CRO are not illicit.

There is no guarantee that such procedures will always be effective. If third parties have inadequate policies, procedures and controls for complying with applicable anti-money laundering and applicable sanctions laws or the combined company’s diligence is ineffective, violations of such laws could result, which could result in regulatory liability for the combined company under such laws, including governmental fines, penalties, and other punishments, as well as potential liability to or cessation of services by Crypto.com Custody. Any of the foregoing could impact the value of the combined company’s common stock or negatively affect the combined company’s ability to operate.

Any name change and any associated rebranding initiative of CRO may not be favorably received by the digital asset community, which could negatively impact the value of CRO and the value of the combined company’s common stock.

From time to time, digital assets may undergo name changes and associated rebranding initiatives. For example, in 2022, CRO was rebranded from Crypto.com coin to Cronos to better align itself with the decentralized and growing Cronos network, Bitcoin Cash may sometimes be referred to as Bitcoin ABC in an effort to differentiate itself from any Bitcoin Cash hard forks, such as Bitcoin Satoshi’s Vision, and in the third quarter of 2018, the team behind ZEN rebranded and changed the name of ZenCash to “Horizen.” We cannot predict the impact of any name change and any associated rebranding initiative on CRO. After a name change and an associated rebranding initiative, a digital asset may not be able to achieve or maintain brand name recognition or status that is comparable to the recognition and status previously enjoyed by such digital asset. The failure of any name change and any associated rebranding initiative by a digital asset may result in such digital asset not realizing some or all of the anticipated benefits contemplated by the name change and associated rebranding initiative, and could negatively impact the value of CRO and the value of the combined company’s common stock.

Risks Related to Being a Public Company

The market price of the combined company’s common stock may be volatile and decline materially as a result of volatility in CRO or the digital asset markets generally, or for other reasons.

The trading price of the combined company’s common stock following consummation of the Business Combination is likely to be volatile. The stock market has recently experienced and in the future may experience extreme volatility. This volatility has often been unrelated or disproportionate to the operating performance of particular companies. Shareholders may not be able to resell their shares of the combined company’s common stock at an attractive price due to a number of factors such as the following:

●	the combined company’s operating and financial performance and prospects;
●	risk of the combined company’s credit rating being downgraded;
●	the combined company’s quarterly or annual earnings or those of other companies in its industry compared to market expectations;
●	conditions that impact demand for the combined company’s future products and/or services;
●	future announcements concerning the combined company’s business, its customers’ businesses or its competitors’ businesses;
●	the public’s reaction to the combined company’s press releases or other public announcements and filings with the SEC;

●	the market’s reaction to the combined company’s reduced disclosure and other requirements as a result of being an “emerging growth company” under the JOBS Act;
●	the size of the combined company’s public float;
●	volatility in CRO, the combined company’s principal asset;
●	the control by Crypto.com Sub over the combined company, which results in the combined company being expected to qualify as a “controlled company” under securities exchange rules, and may create conflicts of interest between the combined company and Crypto.com Sub;
●	coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;
●	market and industry perception of the combined company’s success, or lack thereof, in pursuing its strategy;
●	strategic actions by the combined company or its competitors, such as acquisitions or restructurings;
●	changes in laws or regulations which adversely affect the combined company’s industry or the combined company;
●	privacy and data protection laws, privacy or data breaches, or the loss of data;
●	changes in the combined company’s accounting standards, policies, guidance, interpretations or principles;
●	changes in the combined company’s senior management or key personnel;
●	issuances, exchanges or sales, or expected issuances, exchanges or sales of the combined company’s common stock;
●	changes in the combined company’s dividend policy;
●	the lack of voting rights;
●	failure by the combined company to comply with regulatory requirements, including those related to governance and control requirements in particular jurisdictions, international sanctions or a change in regulations or enforcement policies that adversely affects our operations;
●	adverse resolution of new or pending investigation, regulatory action or litigation against the combined company; and
●	changes in general market, economic and political conditions in the United States and other global economies or financial markets, including those resulting from inflation and related monetary policy in response to inflation, natural disasters, terrorist attacks, acts of war and responses to such events.

Broad market and industry factors may materially reduce the market price of the combined company’s common stock, regardless of the combined company’s operating performance. In addition, price volatility may be greater if the public float and trading volume of the combined company’s common stock is low. As a result, shareholders may suffer a loss on their investments.

The combined company’s share price may be exposed to additional risks because our business will change through a “de-SPAC” transaction. There has been increased focus by government agencies on such transactions, and we expect that increased focus to continue. The combined company may be subject to increased scrutiny by the SEC and other government agencies on holders of the combined company securities as a result, which could adversely affect the price of the combined company’s common stock.

A substantial part of the combined company’s assets following the consummation of the Business Combination will be its CRO holdings and cash and cash equivalents from the proceeds of the Business Combination. Although the combined company is expected to have certain other operations, the combined company will depend on such retained cash and cash equivalents to pay its debts and other obligations.

Upon consummation of the Business Combination, a substantial part of the combined company’s assets will be its CRO holdings and cash and cash equivalents from the proceeds of the Business Combination. While the combined company plans to generate revenue through its accumulation and active management of its CRO holdings, its establishment and operation of a Cronos validator node and undertaking staking activities, these business strategies are subject to risks as described in this section. The combined company’s ability to pay taxes and operating expenses, as well as its debt service obligations in the future, if any, will be largely dependent upon the financial results and cash flows resulting from its business strategies. There can be no assurance that the combined company will generate sufficient cash flow from its products, services, activities and other business strategies or that applicable law and contractual restrictions, including negative covenants under any debt instruments, if applicable, will permit the sale of CRO that secures then-outstanding notes in order to fund working capital needs. The combined company may default on contractual obligations or have to borrow additional funds. In the event that the combined company is required to borrow additional funds, it could adversely affect the combined company’s liquidity and subject it to additional restrictions imposed by lenders. If the combined company enters into additional financing or other agreements in the future, the combined company cannot make assurances that these agreements will be on favorable terms or that they will not restrict the distribution of dividends or other payments to shareholders.

The combined company’s ability to timely raise capital in the future may be limited, or may be unavailable on acceptable terms, if at all. The combined company’s failure to raise capital when needed could harm its business, operating results and financial condition.

The combined company cannot be certain if it will generate sufficient cash through accumulation and active management of its CRO holdings, its establishment and operation of a Cronos validator node and undertaking staking activities to fund future operations or growth of its business. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, the combined company may be unable to invest in future growth opportunities, which could harm the combined company’s business, operating results and financial condition. The combined company may from time to time issue debt in order to further its CRO acquisition strategy. If the combined company incurs additional debt, the debt holders could also have rights senior to holders of the combined company’s common stock to make claims on the combined company’s assets. The terms of any debt could restrict the combined company’s operations, including its ability to pay dividends on the combined company’s common stock. As a result, the combined company shareholders bear the risk of future issuances of debt securities reducing the value of the combined company’s common stock.

The issuance of additional shares or convertible securities by the combined company could make it difficult for another company to acquire the combined company, may dilute the ownership of the combined company shareholders and could adversely affect the price of the combined company’s common stock.

The combined company may obtain additional financing and may issue additional shares and/or offer debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity and/or shares of preferred stock. Issuing additional shares of the combined company’s common stock, other equity securities, and/or securities convertible into equity may dilute the economic and voting rights of the combined company’s existing shareholders, reduce the market price of outstanding shares of the combined company’s common stock, or both. Securities convertible into equity could be subject to adjustments in the conversion ratio, pursuant to which certain events may increase the number of equity securities issuable upon conversion. Shares of preferred stock could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could further limit the combined company’s ability to pay dividends to the holders of the combined company’s common stock. The potential issuance of additional securities may delay or prevent a change in control of the combined company or the Company, discourage bids for our securities at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our securities, including the combined company’s common stock. The combined company’s decision to issue securities in any future offering will depend on market conditions and other factors beyond its control, which may adversely affect the amount, timing or nature of its future offerings. As a result, holders of the combined company’s common stock bear the risk that the combined company’s future offerings and exercise of any options under any stock option plans that the combined company may implement may reduce the market price of the combined company’s common stock and dilute their percentage ownership.

Future resales of the combined company’s common stock after the consummation of the Business Combination may cause the market price of the combined company’s securities to drop significantly, even if the combined company’s business is doing well.

After the consummation of the Business Combination and subject to certain exceptions, the combined company’s common stock held or acquired by the Sponsor, the Sellers and certain other parties will be locked-up and subject to transfer restrictions, as described below, subject to certain exceptions, as described in the section “Certain Agreements Related to the Business Combination — Lock-Up Agreement” and “Certain Agreements Related to the Business Combination — Support Agreement.”

The combined company will incur significant costs post-Business Combination as a result of being a public company, including additional legal, accounting, insurance and other expenses, as well as costs associated with public company reporting requirements.

The combined company will incur significant legal, accounting, insurance and other expenses, including costs associated with public company reporting requirements following the consummation of the Business Combination. The combined company will incur significant costs associated with complying with the requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and related rules implemented by the SEC and Nasdaq, or any other national securities exchange on which it may list its securities. The combined company expects these laws and regulations to increase its legal and financial compliance costs following the consummation of the Business Combination and to render some activities more time-consuming and costly, although the combined company is currently unable to estimate these costs with any degree of certainty. The combined company is expected to need to hire additional employees following the consummation of the Business Combination or engage outside consultants to comply with these requirements, which will increase its post-Business Combination costs and expenses. These laws and regulations could make it more difficult or costly for the combined company to obtain certain types of insurance, including directors’ and officers’ liability insurance, and the combined company may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for the combined company to attract and retain qualified persons to serve on the combined company Board or board committees or as executive officers. Furthermore, if the combined company is unable to satisfy its obligations as a public company, it could be subject to delisting of its the combined company’s common stock, fines, sanctions and other regulatory action and potentially civil litigation.

The combined company’s management team is expected to have limited experience managing and operating a U.S. public company.

Certain members of the combined company’s management team are expected to have limited experience managing and operating a U.S. publicly traded company, interacting with U.S. public company investors, and complying with the increasingly complex laws pertaining to U.S. public companies. Being a U.S. public company subjects the combined company to significant regulatory oversight and reporting obligations under the U.S. federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from the combined company’s senior management and could divert their attention away from the day-to-day management of its business. the combined company may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of U.S. public companies. The development and implementation of the standards and controls necessary for the combined company to achieve the level of accounting standards required of a public company may require costs greater than expected. To support its operations as a U.S. public company, the combined company plans to recruit additional qualified employees or external consultants with relevant experience, which will increase its operating costs in future periods. Should any of these factors materialize, the combined company’s business, financial condition and results of operations could be adversely affected.

If the combined company is unable to maintain an effective system of internal controls and compliances, its business and reputation could be adversely affected.

The combined company plans to manage regulatory compliance by monitoring and evaluating its internal controls to ensure that it is in compliance with all relevant statutory and regulatory requirements, there can be no assurance that deficiencies in its internal controls and compliances will not arise, or that it will be able to implement, and continue to maintain, adequate measures to rectify or mitigate any such deficiencies in its internal controls, in a timely manner or at all. The combined company cannot assure that there will be no instances of inadvertent non-compliance with statutory requirements, which may subject it to regulatory action, including monetary penalties, which may adversely affect its business and reputation. See also “The combined company’s compliance and risk management methods might not be effective and may result in outcomes that could adversely affect the combined company’s reputation, operating results and financial condition.”

The combined company’s failure to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act that will be applicable to it following consummation of the Business Combination could have a material adverse effect on its business, financial condition, results of operations, cash flow and prospects.

Section 404 of the Sarbanes-Oxley Act will require the combined company to evaluate the effectiveness of its internal control over financial reporting as of the end of each fiscal year, including a management report assessing the effectiveness of its internal control over financial reporting beginning with its first Annual Report on Form 10-K for the year in which the Business Combination is consummated. Additionally, once the combined company ceases to be an emerging growth company, its independent registered accounting firm will also be required to attest to the effectiveness of its internal control over financial reporting in each Annual Report on Form 10-K to be filed with the SEC. The combined company may in the future identify material weaknesses or significant deficiencies that it may be unable to remedy before the requisite deadline for those reports. The combined company’s ability to comply with the annual internal control reporting requirements will depend on the effectiveness of its financial reporting and data systems and controls across its company. The combined company expects these systems and controls to involve significant expenditures and to become increasingly complex as its business grows. To effectively manage this complexity, the combined company will need to continue to improve its operational, financial and management controls and its reporting systems and procedures. Any weaknesses or deficiencies or any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm its operating results and cause it to fail to meet its financial reporting obligations or result in material misstatements in its financial statements, which could adversely affect our business and reduce the market price of the combined company’s common stock.

The combined company will be an “emerging growth company.” The reduced public company reporting requirements applicable to emerging growth companies may make the combined company’s common stock less attractive to investors.

The combined company will qualify as an “emerging growth company,” as defined in the JOBS Act. While the combined company remains an emerging growth company, it will be permitted to and plans to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These provisions include: (i) an exemption from compliance with the auditor attestation requirement in the assessment of the combined company’s internal control over financial reporting pursuant to Section 404 of Sarbanes-Oxley, (ii) not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, (iii) reduced disclosure obligations regarding executive compensation arrangements in the combined company’s periodic reports, registration statements and proxy statements, and (iv) exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, the information the combined company provides will be different than the information that is available with respect to other public companies that are not emerging growth companies.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as the combined company is an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable.

The combined company cannot predict whether investors will find the combined company’s common stock less attractive if it relies on these exemptions. If some investors find the combined company’s common stock less attractive as a result, there may be a less active trading market for the combined company’s common stock. The market price of the combined company’s common stock may be more volatile.

The combined company expects to remain an emerging growth company until the earlier of (i) the last day of the fiscal year (1) following the fifth anniversary of the closing of the Business Combination, (2) in which the combined company has total annual gross revenue of at least $1.235 billion, or (3) in which the combined company is deemed to be a large accelerated filer, which means the market value of the combined company Stock that is held by non-affiliates equaled or exceeded $700 million as of the end of that year’s second fiscal quarter, and (ii) the date on which the combined company has issued more than $1 billion in non-convertible debt securities during the prior three-year period.

If securities or industry analysts do not publish research or reports about the combined company’s business or publish negative reports, the market price of the combined company’s common stock could decline.

The trading market for the combined company’s common stock will be influenced by the research and reports that industry or securities analysts publish about the combined company, the combined company’s business. The combined company may be unable or slow to attract research coverage and if one or more analysts cease coverage of the combined company, the price and trading volume of the combined company’s securities would likely be negatively impacted. If any of the analysts that may cover the combined company change their recommendation regarding the combined company’s securities adversely, or provide more favorable relative recommendations about the combined company’s competitors, the price of the combined company’s securities would likely decline. If any analyst that may cover the combined company ceases covering the combined company or fails to regularly publish reports on the combined company, it could lose visibility in the financial markets, which could cause the price or trading volume of the combined company’s securities to decline. If one or more of the analysts who cover the combined company downgrades the combined company’s common stock or if the combined company’s reporting results do not meet their expectations, the market price of the combined company’s common stock could decline. Moreover, the market price of the combined company’s common stock may decline after the Business Combination if the combined company does not achieve the perceived benefits of the Business Combination as rapidly or to the extent anticipated by financial analysts, or the effect of the Business Combination on the combined company’s financial results is not consistent with the expectations of financial analysts. Accordingly, holders of the combined company Stock following the consummation of the Business Combination may experience a loss as a result of a decline in the market price of the combined company’s common stock. In addition, a decline in the market price of the combined company’s common stock following the consummation of the Business Combination could adversely affect the combined company’s ability to issue additional securities and to obtain additional financing in the future.

The combined company may be subject to material litigation, including individual and class action lawsuits, as well as investigations and enforcement actions by regulators and governmental authorities. These matters are often expensive and time consuming, and, if resolved adversely, could harm the combined company’s business, financial condition and operating results.

We may from time to time become subject to claims, arbitrations, individual and class action lawsuits with respect to a variety of matters, including employment, consumer protection, advertising and securities. In addition, we may from time to time become subject to, government and regulatory investigations, inquiries, actions or requests, other proceedings and enforcement actions alleging violations of laws, rules and regulations, both foreign and domestic. The scope, determination and impact of claims, lawsuits, government and regulatory investigations, enforcement actions, disputes and proceedings to which we are subject cannot be predicted with certainty, and may result in:

●	substantial payments to satisfy judgments, fines or penalties;
●	substantial outside counsel, advisor and consultant fees and costs;
●	substantial administrative costs, including arbitration fees;
●	additional compliance and licensure requirements;
●	loss or non-renewal of then-existing licenses or authorizations, or prohibition from or delays in obtaining additional licenses or authorizations, required for our business;
●	loss of productivity and high demands on employee time;
●	criminal sanctions or consent decrees;
●	termination of certain employees, including members of our executive team;
●	barring of certain employees from participating in our business in whole or in part;
●	orders that restrict our business or prevent us from offering certain products or services;

●	changes to our business model and practices;
●	an inability to deliver on our strategy;
●	delays to planned transactions, product launches or improvements; and
●	damage to our brand and reputation.

Regardless of the outcome, any such matters can have an adverse impact, which may be material, on our business, operating results or financial condition because of legal costs, diversion of management resources, reputational damage and other factors.

Risks Related to Ownership of the Combined Company Common Stock Following the Business Combination

The Sellers whose interests may conflict with yours, can exercise significant influence over the combined company. The concentrated ownership of the combined company’s common stock may prevent you and other shareholders from influencing significant decisions and may prevent or discourage unsolicited acquisition proposals or offers for the combined company Stock, and that may adversely affect the trading price of the combined company’s common stock.

Upon the closing of the Business Combination, the Sellers will beneficially own a significant portion of the combined company’s common stock. Further, each share of the combined company’s common stock will have the right to one hundred (100) votes per share and all shares of the combined company’s common stock will be owned by Crypto.com Sub. For so long as Crypto.com Sub holds a significant portion of the voting interests of the combined company through its ownership of the combined company’s common stock, it will have the ability to significantly influence decision-making with respect to the combined company’s business direction and policies.

The shares of the combined company’s common stock will convert to shares of the combined company’s common stock on a one-to-one basis, upon written notice or any transfer of shares of the combined company’s common stock by Crypto.com Sub to any third party (other than its Affiliates). Transfers of shares of the combined company’s common stock held by the Sellers and the Sponsor will be subject to the provisions of the Lock-Up Agreements, pursuant to which the Sellers and the Sponsor will agree not to, subject to certain exceptions, transfer their shares of the combined company’s common stock until the earlier of (i) the 12-month period ending on the first anniversary of the closing of the Business Combination and (ii) the date on which the combined company consummates a liquidation, merger, capital stock exchange, reorganization or other similar transaction after the closing of the Business Combination which results in all of the combined company’s shareholders having the right to exchange their shares of the combined company’s common stock for cash, securities or other property.

The Sellers are also entitled to board designation rights and Crypto.com Sub has the exclusive right to designate and appoint the Chief Executive Officer of the combined company. Matters over which the Sellers may individually, directly or indirectly, exercise significant influence following the closing of the Business Combination include: (i) the election of the directors on the combined company Board and, in the case of Crypto.com Sub, the appointment of the combined company’s Chief Executive Officer; (ii) business combinations and other merger transactions requiring shareholder approval, including proposed transactions that would result in the combined company’s shareholders receiving a premium price for their shares; (iii) amendments to the combined company’s organizational documents, and (iv) increases or decreases in the size of the combined company Board. Such concentrated control may prevent or discourage unsolicited acquisition proposals or offers for the combined company’s common stock that you may feel are in your best interest as one of the combined company’s shareholders. As a result, such concentrated control may adversely affect the market price of the combined company’s common stock.

Crypto.com Sub, through its voting control of the combined company, is in a position to control actions that require shareholder approval and may make decisions that are adverse to other shareholders.

At closing of the Business Combination, Crypto.com Sub will own all of the outstanding the combined company’s common stock. As a result, Crypto.com Sub will have the ability to exercise control over certain decisions requiring shareholder approval, including the election of directors, amendments to the combined company’s organizational documents and approval of significant corporate transactions, such as a merger or other sale of the combined company or our assets. In addition, the combined company Board will consist of three persons designated by Crypto.com Sub and one person designated by TMTG, although three of them will be required to qualify as independent directors under Nasdaq Rules. Accordingly, Crypto.com Sub will have significant influence over the combined company and the combined company’s decisions, including the appointment of management and any other action requiring a vote of the combined company Board. In addition, this concentration of ownership may have the effect of delaying, preventing or deterring a change in control of us and may negatively affect the market price of the combined company’s common stock.

At closing of the Business Combination, holders of the combined company’s common stock have the right to one (1) vote per share. The shares of the combined company’s common stock will convert to shares of the combined company’s common stock on a one-to-one basis, upon written notice or any transfer of shares of the combined company’s common stock by Crypto.com Sub to any third party (other than its Affiliates). Transfers of the combined company’s common stock will be subject to the provisions of the Lock-Up Agreements that the combined company will enter into at closing of the Business Combination, pursuant to which the Sponsor, the Sellers and certain other parties thereto will agree not to, subject to certain exceptions, transfer their shares of the combined company’s common stock until the earlier of (i) the one-year anniversary of the closing of the Business Combination and (ii) the date on which the combined company consummates a liquidation, merger, capital stock exchange, reorganization or other similar transaction after the closing of the Business Combination which results in all of the combined company’s shareholders having the right to exchange their shares of the combined company’s common stock for cash, securities or other property.

Securities of companies formed through business combinations involving SPACs such as the combined company may experience a material decline in price relative to the share price of the SPACs prior to such transaction.

The Company issued Class A ordinary Shares for $10.00 per share upon the closing of the our initial public offering. As with other SPACs, each Public Share issued in our initial public offering carries a right to have such share redeemed for a pro rata portion of the proceeds held in the Trust Account prior to the closing of the Business Combination. Following the closing of the Business Combination, the shares of the combined company’s common stock outstanding will no longer have any such redemption right and may be dependent upon the fundamental value of the combined company, as well as other relevant factors such as market conditions and trading multiples, and the securities of other companies formed through mergers with SPACs in recent years, and may be significantly less than $10.00 per share.

Volatility in the combined company’s share price could subject the combined company to securities class action litigation.

The market price of the shares of the combined company’s common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their shares have been subject to securities class action litigation. The combined company may be the target of this type of litigation and investigations. Securities litigation against the combined company could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm the combined company’s business.

Since the completion of our initial public offering, there has been a precipitous drop in the market values of companies formed through business combinations involving SPACs. Accordingly, securities of companies such as the combined company may be more volatile than other securities and may involve special risks.

Since the completion of the our initial public offering, there has been a precipitous drop in the market values of companies formed through business combinations involving SPACs like ours. These include inflationary pressures, increases in interest rates and other adverse economic and market forces have contributed to these drops in market value for SPACs. As a result, the Public Shares are subject to potential downward pressures, which may result in high levels of exercises of redemptions rights, reducing the cash available from the Trust Account. If there are substantial redemptions by shareholders of the Company in connection with the Business Combination, there will be a lower public float of the combined company’s common stock following the closing of the Business Combination, which may cause volatility in the price of our securities and adversely impact our ability to secure financing following the closing of the Business Combination.

Currently, there is no public market for the shares of the combined company’s common stock. Shareholders of the Company cannot be sure about whether the shares of the combined company’s common stock will develop an active trading market or whether the combined company is able to maintain the listing of the combined company’s common stock in the future even if the combined company is successful in listing the combined company’s common stock on Nasdaq or any other national securities exchange, which could limit investors’ ability to make transactions in shares of the combined company’s common stock and subject the combined company to additional trading restrictions.

The Company and the combined company have agreed to cause the shares of the combined company’s common stock to be issued in connection with the Business Combination to be approved for listing on Nasdaq, or any other national securities exchange, prior to the effective time of the Business Combination. We cannot assure shareholders of the Company that the combined company will be able to meet the initial listing requirements. However, the combined company may be unsuccessful in listing the combined company’s common stock on Nasdaq, or any other national securities exchange, and even if successful, the combined company may be unable to maintain the listing of the combined company’s common stock in the future. A successful listing also does not ensure that a market for the shares of the combined company’s common stock will develop or the price at which the shares will trade. No assurance can be provided as to the demand for or trading price of the shares of the combined company’s common stock following the closing of the Business Combination and the shares of the combined company’s common stock may trade at a price less than the current market price of the Company’s Class A ordinary Shares.

If the combined company fails to meet the initial listing requirements and Nasdaq or another national securities exchange does not list its shares of the combined company’s common stock on its exchange, none of the parties to the Business Combination Agreement would be required to consummate the Business Combination. In the event that all such parties elected to waive this condition, and the Business Combination will be consummated without shares of the combined company’s common stock being listed on Nasdaq or on another national securities exchange, the combined company could face significant material adverse consequences, including:

●	a limited availability of market quotations for shares of the combined company’s common stock;
●	reduced liquidity for shares of the combined company’s common stock;
●	to the extent that the combined company does not qualify for any of the other penny stock exemptions from under the applicable provisions of Rule 3a51-1 under the Exchange Act, a determination that shares of the combined company’s common stock are “penny stocks” which will require brokers trading in shares of the combined company’s common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for shares of the combined company’s common stock;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” If shares of the combined company’s common stock are not listed on Nasdaq or another national securities exchange, such shares would not qualify as covered securities and the combined company would be subject to regulation in each state in which the combined company offers its shares of the combined company’s common stock because states are not preempted from regulating the sale of securities that are not covered securities.

Even if the combined company is successful in listing the combined company’s common stock and developing a public market, there may not be enough liquidity in such market to enable the combined company shareholders to sell their shares of the combined company’s common stock. If a public market for the shares of the combined company’s common stock does not develop, investors may not be able to re-sell their shares of the combined company’s common stock, rendering their shares illiquid and possibly resulting in a complete loss of their investment. The combined company cannot predict the extent to which investor interest in the combined company will lead to the development of an active, liquid trading market. The trading price of and demand for the shares of the combined company’s common stock following the consummation of the Business Combination and the development and continued existence of a market and favorable price for the shares of the combined company’s common stock will depend on a number of conditions, including the development of a market following, including by analysts and other investment professionals, the businesses, operations, results and prospects of the combined company, general market and economic conditions, governmental actions, regulatory considerations, legal proceedings and developments or other factors. These and other factors may impair the development of a liquid market and the ability of investors to sell shares at an attractive price. These factors also could cause the market price and demand for shares of the combined company’s common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares and may otherwise affect negatively the price and liquidity of the shares of the combined company’s common stock. Many of these factors and conditions are beyond the control of the combined company or shareholders of the combined company.

Reports published by analysts, including projections in those reports that differ from the combined company’s actual results, could adversely affect the price and trading volume of the combined company’s common stock.

The combined company’s management currently expects that securities research analysts will establish and publish their own periodic projections for its business. These projections may vary widely and may not accurately predict the results the combined company actually achieves. The combined company’s share price may decline if its actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on the combined company downgrades its stock or publishes inaccurate or unfavorable research about its business, its share price could decline. If one or more of these analysts ceases coverage of the combined company or fails to publish reports on it regularly, its share price or trading volume could decline. While the combined company’s management expects research analyst coverage, if no analysts commence coverage of the combined company, the trading price and volume for the combined company’s common stock could be adversely affected.

The combined company may or may not pay cash dividends in the foreseeable future.

Any decision to declare and pay dividends in the future will be made at the discretion of the combined company Board and will depend on, among other things, applicable law, regulations, restrictions, the combined company’s and the Company’s respective results of operations, financial condition, cash requirements, contractual restrictions, the future projects and plans of the combined company and the Company and other factors that the combined company Board may deem relevant. As a result, capital appreciation, if any, of the combined company’s common stock will be an investor’s sole source of gain for the foreseeable future.

The combined company expects to qualify as a controlled company under applicable securities exchange rules and expects to avail itself of applicable exemptions from the corporate governance requirements thereof.

The combined company expects to qualify as a “controlled company” as defined under the Nasdaq Rules, or any other national securities exchange on which its shares may be listed, since the Sellers will together beneficially own more than 50% of our total voting power. For so long as we remain a controlled company under this definition, we are also permitted to elect to rely on certain exemptions from corporate governance rules. As a result, you will not have the same protection afforded to shareholders of companies that are subject to these corporate governance requirements. For example, controlled companies:

●	are not required to have a board that is composed of a majority of “independent directors,” as defined under Nasdaq Rules;
●	are not required to have a compensation committee that is composed entirely of independent directors; and
●	are not required to have director nominations be made, or recommended to the full board of directors, by its independent directors or by a nominations committee that is composed entirely of independent directors.

Risks Related to Taxation

Unrealized fair value gains on our CRO holdings could cause us to become subject to the corporate alternative minimum tax under the Inflation Reduction Act of 2022.

The U.S. enacted the Inflation Reduction Act of 2022 (“IRA”) in August 2022. Unless an exemption applies, the IRA imposes a 15% corporate alternative minimum tax (“CAMT”) on a corporation with respect to an initial tax year and subsequent tax years, if the average annual adjusted financial statement income for any consecutive three-tax-year period preceding the initial tax year exceeds $1 billion. On September 12, 2024, the Department of Treasury and the IRS issued proposed regulations with respect to the application of CAMT.

Additionally, we are required to adopt ASU 2023-08, under which CRO holdings must be measured at fair value in our statement of financial position, with gains and losses from changes in the fair value of our CRO recognized in net income each reporting period.

When determining whether we are subject to CAMT and when calculating any related tax liability for an applicable tax year, the proposed regulations provide that, among other adjustments, our adjusted financial statement income must include any unrealized gains or losses reported in the applicable tax year.

Accordingly, as a result of the enactment of the IRA and our adoption of ASU 2023-08, we may be subject to CAMT in the 2026 taxable year and beyond. If we become subject to CAMT, it could result in a material tax obligation that we would need to satisfy in cash, which could materially affect our financial results, including our earnings and cash flow, and our financial condition.

The treatment of digital currency for U.S. federal income tax purposes is uncertain.

Due to the new and evolving nature of digital currencies and the absence of comprehensive guidance with respect to digital currencies, many significant aspects of the U.S. federal income tax treatment of digital currency are uncertain.

In 2014, the Internal Revenue Service (“IRS”) released a notice (the “Notice”) discussing certain aspects of “convertible virtual currency” (that is, digital currency that has an equivalent value in fiat currency or that acts as a substitute for fiat currency) for U.S. federal income tax purposes and, in particular, stating that such digital currency (i) is “property,” (ii) is not “currency” for purposes of the rules relating to foreign currency gain or loss and (iii) may be held as a capital asset. In 2019, the IRS released a revenue ruling and a set of “Frequently Asked Questions” (the “Ruling & FAQs”) that provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital currencies are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital currency. However, the Notice and the Ruling & FAQs do not address other significant aspects of the U.S. federal income tax treatment of digital currencies. Moreover, although the Ruling & FAQs address the treatment of hard forks, there continues to be uncertainty with respect to the timing and amount of the income inclusions.

Future developments that may arise with respect to digital currencies may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income tax purposes. For example, the Notice addresses only digital currency that is “convertible virtual currency,” and it is conceivable that, as a result of a fork, airdrop or similar occurrence, the combined company will hold certain types of digital currency that are not within the scope of the Notice.

There can be no assurance that the IRS will not alter its position with respect to digital currencies in the future or that a court would uphold the treatment set forth in the Notice and the Ruling & FAQs. It is also unclear what additional guidance on the treatment of digital currencies for U.S. federal income tax purposes may be issued in the future. Any future guidance on the treatment of digital currencies for U.S. federal income tax purposes could increase the expenses of the combined company and could have an adverse effect on the prices of digital currencies, including on the price of CRO in the digital asset markets. As a result, any such future guidance could have an adverse effect on the value of the shares of the combined company’s common stock.

To the extent that the combined company has tax liability, the combined company may not have sufficient cash to pay such U.S. federal income taxes and may be required to sell its CRO or other assets or find other sources of cash.

Risks Related to the Business Combination

If the anticipated benefits of the proposed Business Combination are not realized as expected, the market price of our Class A ordinary shares could decline before the closing of the Business Combination, and the market price of the combined company’s securities could decline after closing.

Investor and analyst expectations may change over time. If perceived strategic, financial or operational benefits do not meet market expectations, our shares could decline prior to closing. The market value of our Class A ordinary shares at the time of the closing may differ significantly from the price on the date we executed the Business Combination Agreement, the date of this Quarterly Report, or any future shareholder meeting. Following the closing, the combined company’s stock price may fluctuate significantly due to factors including actual performance versus expectations, redemption levels and public float, trading liquidity, announcements or analyst reports, market conditions (including volatility on Nasdaq), and sentiment toward companies perceived as comparable or exposed to the Cronos ecosystem. A decline could impair the combined company’s ability to raise capital.

Nasdaq may not list the combined company’s common stock following the closing of the Business Combination, which could limit investors’ ability to trade those securities and subject them to additional trading restrictions.

In connection with the proposed Business Combination, we intend to seek approval to list the combined company’s common stock on Nasdaq or another national securities exchange. Any such listing is subject to the combined company’s satisfaction of the applicable initial listing standards, which include, among other things, minimum thresholds for the number of round lot holders, publicly‑held shares, market value and share price. We may be unable to satisfy these requirements at closing. Exchange listing is a condition to close under the transaction agreements, but the parties could agree to waive that condition. Further, even if the combined company’s securities are approved for listing, there can be no assurance that the combined company will be able to maintain such listing after closing. If the initial listing requirements are not met and the parties waive the related condition to closing, significant adverse consequences could result, including limited availability of market quotations and reduced trading liquidity for the combined company’s securities, diminished news and analyst coverage, decreased ability to issue additional securities or obtain financing on favorable terms, and loss of “covered security” status under the National Securities Markets Improvement Act of 1996—which could subject offers and sales of the combined company’s securities to state “blue sky” regulation.

Legal proceedings related to the proposed Business Combination, the outcomes of which are uncertain, could delay or prevent completion of the transaction and result in significant costs.

Transactions of this type are frequently the subject of securities class actions, derivative actions and other litigation alleging, among other things, that proxy/registration statements or other disclosure documents include false or misleading statements or omit material information. Even if any such claims lack merit, responding to or defending litigation or regulatory proceedings could be costly, time‑consuming and divert management’s attention and resources. Adverse rulings or settlements could result in monetary damages or other remedies. An injunction or other court order could delay or prevent the Business Combination from being completed or from being completed within the expected timeframe. In addition, any such proceedings, whether commenced before or after closing, could negatively affect our liquidity and financial condition prior to closing and, if unresolved at closing, could adversely affect the combined company’s business, financial condition, results of operations and cash flows.

The announcement of the proposed Business Combination could disrupt our relationships with employees, customers, service providers and other partners, and could adversely affect our operating results.

Whether or not the proposed Business Combination and related transactions are ultimately consummated, the announcement and pendency of the transaction may create uncertainty that disrupts our business. Potential impacts include, among other things, employee uncertainty about roles and compensation that could adversely affect our ability to retain and recruit key personnel; customers, suppliers and other business partners delaying decisions, seeking alternative relationships, attempting to renegotiate terms, declining to extend existing arrangements, or terminating contracts; and increased professional fees and other transaction‑related costs. In certain cases, third‑party consents may be required in connection with the Business Combination, and we may be unable to obtain such consents on acceptable terms or at all, which could result in counterparties exercising termination or modification rights. These and related effects could divert management attention, increase expenses, reduce revenue opportunities, and negatively impact our liquidity and financial condition prior to closing. If similar disruptions occur following closing, they could adversely affect the combined company’s business, results of operations and cash flows and could limit the combined company’s ability to realize the anticipated benefits of the transaction.

Subsequent to the consummation of the Business Combination, the combined company may be required to take write‑downs or write‑offs, restructuring and impairment or other charges that could negatively affect its financial condition, results of operations and share price.

Although we have conducted due diligence on the assets to be acquired or contributed in the Business Combination, we cannot assure you that such diligence has surfaced all material issues, that all material issues could be identified through customary diligence, or that other factors will not later arise. As a result, following the Business Combination, the combined company may be required to write down or write off assets, restructure operations, or incur impairment or other charges, which could result in reported losses. Even if certain risks were identified in diligence, unexpected risks may arise and previously known risks may materialize in ways not consistent with our analysis. While such charges may be non‑cash and may not immediately impact liquidity, the fact that the combined company reports charges of this nature could contribute to negative market perceptions of the combined company or its securities. Accordingly, shareholders who remain investors following the Business Combination could experience a decline in the value of their shares, and there may be limited or no remedies for such loss.

We will incur significant transaction and transition costs in connection with the Business Combination.

We have incurred and expect to continue to incur significant, non‑recurring costs in connection with consummating the Business Combination and preparing for public‑company operations following the Business Combination. We may also incur additional costs to retain key personnel. All expenses incurred in connection with the Business Combination Agreement and the Business Combination, including legal, accounting, consulting, investment banking and other fees and expenses, will be for the account of the party incurring such costs. These costs could be higher than expected and could adversely affect our cash position prior to closing and, if incurred or continuing thereafter, could adversely affect the combined company’s results of operations and cash flows.

Future resales of the combined company’s securities may cause the market price of such securities to decline, even if the combined company’s business is performing well.

Sales of securities into the public market after the Business Combination – whether by us, by transaction counterparties who receive securities as consideration, by our sponsor or other existing holders, or pursuant to registration rights – or the perception that such sales could occur, could adversely affect the market price of the combined company’s securities. These sales, or the market’s expectation of them, could also make it more difficult or less favorable for the combined company to raise additional equity capital in the future at times and prices it deems appropriate.

The foregoing risks and additional risks relating to the proposed Business Combination will be described in the registration statement on Form S-4/proxy statement to be filed in connection with the Business Combination, which may be updated in subsequent filings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

No unregistered sales of equity securities were completed by the Company during the fiscal quarter ending on September 30, 2025.

As disclosed in Items 1.01 and 3.02 of the Company’s Current Report on Form 8‑K filed on August 26, 2025, the Company entered into a Business Combination Agreement and related agreements that contemplate the issuance, at the closing of the Business Combination, of shares of the Company’s capital stock and warrants to certain counterparties as transaction consideration and in related financing arrangements. These contemplated issuances are subject to customary closing conditions and have not occurred as of the date of this report. Accordingly, no securities have been issued, no proceeds have been received, and no sales of the Company’s securities have taken place in connection with these agreements during the period covered by this report.

If and when the closing occurs, the Company expects that any such issuances will be made in private transactions in reliance on exemptions from registration under the Securities Act of 1933, as amended, including Section 4(a)(2) and, where applicable, Regulation D and/or Regulation S. Any unregistered sales that occur immediately before, at, or after the closing of the Business Combination will be reported in the Company’s periodic reports covering the period in which such issuances occur and/or in a Current Report on Form 8‑K, as appropriate.

Use of Proceeds

On June 30, 2025, the Company consummated its initial public offering of 17,250,000 units, including 2,250,000 units issued pursuant to the underwriters’ full exercise of their over‑allotment option, at a price of $10.00 per unit, generating gross proceeds of $172,500,000. Simultaneously with the closing of the offering, the Company consummated the private placement to the Sponsor of 351,825 private placement units at a price of $10.00 per unit, for aggregate gross proceeds of $3,518,250. Each private placement unit consists of one Class A ordinary share and one‑third of one redeemable warrant, each whole warrant exercisable to purchase one Class A ordinary share at $11.50 per share. After deducting the underwriting discounts and commissions paid at closing and offering expenses, an aggregate of $173,362,500 ($10.05 per unit) from the sale of the units in the offering and the private placement units was placed in a trust account (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company, as trustee.

As of September 30, 2025, the net proceeds from the offering and the concurrent private placement remain on deposit in the trust account in accordance with the Company’s governing documents and the terms disclosed at the time of the offering, pending completion of the Company’s initial business combination. Consistent with the Company’s governing documents and the trust agreement, funds in the

Trust Account have been invested only in U.S. government securities with a maturity of 185 days or less, in money market funds meeting the conditions of Rule 2a‑7 under the Investment Company Act that invest solely in direct U.S. government obligations, as uninvested cash, or in an interest‑bearing demand deposit or other bank account. Other than permitted withdrawals for taxes and allowed expenses, there has been no material change in the planned use of proceeds as described in the Company’s final prospectus. As of September 30, 2025, the Trust Account contains 174,599,568.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description
2.1

Business Combination Agreement, dated as of August 25, 2025, by and among the Company, SPAC Sub, Crypto.com, Crypto.com Sub, TMTG and the Sponsor (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the SEC on August 26, 2025).

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on June 30, 2025).
4.1	Specimen Unit Certificate (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-286569), filed by the Company with the SEC on April 16, 2025).
4.2

Specimen Class A Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 333-286569), filed by the Company with the SEC on April 16, 2025).

4.3	Specimen Warrant Certificate (included in Exhibit 4.4).
4.4

Warrant Agreement, dated June 26, 2025, by and between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on June 30, 2025)

4.5	Form of Earnout Warrant between the Company and TMTG (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on August 26, 2025).
4.6	Form of Forced Exercise Warrant between the Company and the holders (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on August 26, 2025).
10.1

Subscription Agreement between the Registrant and Yorkville Acquisition Sponsor LLC, dated as of March 5, 2025 (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-286569), filed by the Company with the SEC on April 16, 2025).

10.2

Promissory Note issued by the Registrant to our sponsor, dated as of March 5, 2025 (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-286569), filed by the Company with the SEC on April 16, 2025).

10.3

Letter Agreement, dated June 26, 2025, by and among the Company, its officers, directors and the Sponsor (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on June 30, 2025).

10.4

Investment Management Trust Agreement, dated June 26, 2025, by and between Continental Stock Transfer & Trust Company, LLC and the Company (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on June 30, 2025).

10.5

Registration Rights Agreement, dated June 26, 2025, by and among the Company and certain security holders (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on June 30, 2025).

10.6

Private Placement Unit Purchase Agreement dated June 26, 2025, by and among the Company and the Sponsor (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the SEC on June 30, 2025).

10.7

Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-286569), filed by the Company with the SEC on June 6, 2025).

10.8

Sponsor Support Agreement, dated as of August 25, 2025, by and among the Company, SPAC Sub, Crypto.com, Sponsor and the Sellers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on August 26, 2025).

10.9	Backstop Agreement, dated as of August 25, 2025, between the Company and the Investor (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on August 26, 2025).
10.10	Form of Registration Rights Agreement by and among the Company, TMTG and the Sellers (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on August 26, 2025).
10.11	Form of Lock-Up Agreement between the Company and the Lock-Up Parties (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the SEC on August 26, 2025).
10.12	Form of Stock Purchase Agreement between the Company and the Investor (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed with the SEC on August 26, 2025).
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YORKVILLE ACQUISITION CORP.

	By:	/s/ Troy Rillo
		Name:	Troy Rillo
		Title:	Chief Financial Officer
(Principal Financial and
Accounting Officer)

Dated: November 14, 2025