Form 10-K
period 2025-12-31
Yorkville Acquisition Corp.
filed 2026-03-31
CIK 2064658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-42720

YORKVILLE ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1850073
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation)	Identification No.)

1012 Springfield Avenue Mountainside, New Jersey	07092
(Address of principal executive offices)	(zip code)

210-985-8300

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	MCGAU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	MCGA	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	MCGAW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 15 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 15 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

The aggregate market value of the Registrant’s public units outstanding, other than units held by persons who may be deemed affiliates of the Registrant, as of the last day of the Registrant’s most recently completed second fiscal quarter was $172,500,000.

As of March 31, 2026, there were 17,831,250 Class A ordinary shares, par value $0.0001, and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to our:

●	our ability to complete our initial business combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;
●	the Trust Account not being subject to claims of third parties; or
●	our financial performance following our Initial Public Offering.

The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section of this Form 10-K entitled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this annual report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this annual report, those results or developments may not be indicative of results or developments in subsequent periods.

i

YORKVILLE ACQUISITION CORP.

FORM 10-K

ii

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” and “our” refer to Yorkville Acquisition Corp.

General

Yorkville Acquisition Corp. is a blank check company incorporated on March 3, 2025, as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We have generated no revenues to date and we do not expect that we will generate operating revenues at the earliest until we consummate our initial business combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2025, the Company has not commenced any operations. All activity for the period from March 3, 2025 (inception) through December 31, 2025, relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), as defined below, and activities associated with identifying and negotiating a potential business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

On March 5, 2025, the Company issued an aggregate of 5,750,000 Class B ordinary shares, $0.0001 par value (each, a “Class B Ordinary Share” or “Founder Share,” as further defined below), in exchange for a $25,000 payment (approximately $0.004 per share) from the Company’s sponsor, Yorkville Acquisition Sponsor LLC (the “Sponsor”), to cover certain expenses on behalf of the Company.

On June 30, 2025, the Company consummated the Initial Public Offering of 17,250,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 2,250,000 Units, at $10.00 per Unit, generating gross proceeds of $172,500,000. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share (each, a “Class A Ordinary Share” and together with the Class B Ordinary Shares, the “Ordinary Shares”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 351,825 units (the “Private Placement Units” and, with respect to the Class A Ordinary Shares included in the Private Placement Units being offered, the “Private Placement Shares”) at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor, generating gross proceeds of $3,518,250. Each Private Placement Unit consists of one Class A Ordinary Share (each, a “Private Placement Share”) and one-third of one redeemable warrant (each, a “Private Placement Warrant”). Each whole Private Placement Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share. When combined, the 351,825 Private Placement Shares and 5,750,000 Class B Ordinary Shares held by the Sponsor account for 25.9% of the outstanding Ordinary Shares.

Following the closing of the Initial Public Offering, on June 30, 2025, an amount of $173,362,500 ($10.05 per Unit) from the net proceeds of the sale of the Units and the Private Placement Units was placed in the trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial business combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors (the “Board”) may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial business combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial business combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the

Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders (the “Public Shareholders”). As of December 31, 2025, the Trust Account held $176,338,275.

On August 25, 2025, the Company executed a Business Combination Agreement (the “Business Combination Agreement”), as amended on October 31, 2025, with YA S3 Inc., a Florida corporation and an indirect wholly owned subsidiary of the Company (“SPAC Sub”), Foris Holdings KY Limited, a Cayman Islands exempted company known commercially as Crypto.com (“Crypto.com”), Crypto.com Strategy Holdings, a Cayman Islands exempted company (“Crypto.com Sub”), the Sponsor, and Trump Media & Technology Group Corp., a Florida corporation (“TMTG” and together with Crypto.com Sub and the Sponsor, the “Sellers”) for the purpose of establishing a digital asset treasury of CRO, the native token of the Cronos blockchain ecosystem. The Board has unanimously (i) approved and declared advisable the Business Combination Agreement and the related transactions and (ii) resolved to recommend the approval and adoption of the Business Combination Agreement and the related transactions to the shareholders of the Company. Following consumption of the proposed Business Combination, the Company will be renamed Trump Media Group CRO Strategy (“TMGCS” or the “Combined Company”). For more information on the Business Combination Agreement and the proposed transactions provided pursuant to the Business Combination Agreement and the related agreements (the “Business Combination”), see “Initial Business Combination” below.

Since our Initial Public Offering, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates.

Our Management Team

For more information on the experience and background of our management team, see the section entitled “Management.”

Business Strategy and Acquisition Criteria

We seek to capitalize on the strength of our management team. Our directors and officers have significant experience in the financial services and financial technology industries. We believe that this experience provides us with a competitive advantage in evaluating businesses and acquisition opportunities in our target industries. Leveraging management’s experience, the Company has focused its efforts on identifying companies in the cryptocurrency and financial services sectors, although it is not required to limit its activities to any particular industry. However, there is no assurance that we will complete an initial business combination.

We have identified the following general criteria and guidelines, which we believe are important in evaluating prospective business combination opportunities and target businesses: opportunities for growth; financial value; technology and risk management infrastructure; strong management team; and strength, reach, and yield opportunities. Although we use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we see justification to do so. These criteria are not intend to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors, and criteria that our Sponsor and management team may deem relevant.

Our management team has employed various strategies to identify an appropriate target company, including:

●	Contacting investment banks, brokers and other members of the financial community that might be working with companies looking for exits or funding.

●	Caucusing our officers and directors, as well as their affiliates, for target business candidates of which they become aware through their contacts.

●	Fielding inbound inquiries following the Initial Public Offering from companies looking to access the public markets.

In their evaluation of the proposed Business Combination, our Board determined that the Combined Company to result from the Business Combination substantially met the above criteria. In particular, the Board considered the following positive factors, although not weighted or in any order of significance:

●	Opportunities for growth: Cronos is a high performance, interoperable blockchain designed for speed, scalability, and seamless connectivity between networks, making it a strong foundation for the evolving American digital economy. It enables low-cost, high-speed smart contract deployment and smooth integration with other major blockchain ecosystems, unlocking widescale adoption of decentralized applications in finance, commerce, and public infrastructure, without the congestion or costs of legacy networks. With its proof-of-authority consensus, robust validator set, and enterprise-grade security, Cronos delivers the performance and reliability needed to power mission-critical applications at scale.

●	Financial Value: The Business Combination would make TMGCS the first and largest publicly traded Cronos treasury company, as well as what our Board believes to be the largest digital asset treasury company to market cap ratio in history.

●	Technology and risk management infrastructure: The Cronos ecosystem is already thriving with decentralized finance (“DeFi”) protocols, multi-asset marketplaces and more, anchored by CRO as both a utility and governance asset. Integrated into Crypto.com’s global infrastructure and strategic partnerships with payment processors and other financial services platforms, Cronos is positioned to integrate seamlessly with U.S. financial systems while aligning with regulatory requirements.

●	Strong Management Team: Led by its Chief Executive Officer, Kris Marszalek, Crypto.com has a leading management team with deep experience at the intersection of financial services, technology and cryptocurrency. Crypto.com’s management team has built and grown a world-class cryptocurrency and financial services platform.

Initial Business Combination

We will have up to 24 months from the closing of our Initial Public Offering to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 24 months, we may, by resolution of our Board of Directors, extend the period of time we will have to consummate an initial business combination up to six times, each by an additional one month (for a total of up to 30 months from the closing of our Initial Public Offering), provided that, pursuant to the terms of our Amended and Restated Memorandum and Articles of Association, as amended, and the Investment Management Trust Agreement, dated June 26, 2025, by and between the Company and Continental Stock Transfer & Trust Company, in order for the time available for us to consummate our initial business combination to be extended, the company deposits, or causes to be deposited, into the Trust Account funds equal to the product of (x) the number of public shares then issued and outstanding and (y) $0.0333 per public share for each one-month increment; however, we may extend the period of time to consummate an initial business combination by an additional three months without being required to deposit any funds into the Trust Account if a letter of intent to complete a potential business combination has been executed. Our Public Shareholders will not be entitled to vote or redeem their shares in connection with any such extension. In order to finance potential extensions, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company up to $3,450,000 in extension loans, as may be required (“Extension Loans”). The Extension Loans may be convertible private placement-equivalent units of the post-business combination entity at a price of $10.00 per unit (the “Extension Units”), with each unit comprised of one Class A Ordinary Shares (each, an “Extension Share”) and one-third of one warrant to purchase one Class A Ordinary Share at an exercise price of $11.50 per share (each, an “Extension Warrant”). Our Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within such time period, we will, as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of our outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable (other than excise or similar taxes) and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law. We may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our Public Shareholders. In the event of our dissolution and liquidation, the Private Placement Units will expire and be worthless.

We believe our management team has the skills and experience to identify, evaluate and consummate a business combination and is positioned to assist businesses we acquire.

Accordingly, subject to his fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he has then current fiduciary or contractual obligations, he will need to honor his fiduciary or contractual obligations to present such acquisition opportunity to such entity. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other unless such opportunity is expressly offered to such director or officer in their capacity as a director or officer of the company and the opportunity is one the company is legally and contractually permitted to undertake and would otherwise be reasonable for the company to pursue or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our initial business combination.

In addition, our Sponsor, our officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our Sponsor, our officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. Although we have no formal policy in place for vetting potential conflicts of interest, our board of directors will review any potential conflicts of interest on a case-by-case basis.

Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net balance in the Trust Account (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. Our board of directors will make the determination as to the fair market value of our initial business combination If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent registered public accounting firm, with respect to the satisfaction of such criteria. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

The net proceeds of the sale of the Units and the Private Placement Units held in the Trust Account are to be initially invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), that invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

The Company will provide the Company’s Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the proposed Business Combination either (i) in connection with a general meeting called to approve the proposed Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the proposed Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable (other than excise or similar taxes)), divided by the number of then outstanding Public Shares, subject to the limitations. The amount in the Trust Account is initially anticipated to be $10.05 per Public Share.

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the proposed Business Combination; (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete an initial business combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination) in favor of the proposed Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.05 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.05 per share due to reductions in the value of the trust assets, less taxes payable (other than excise or similar taxes), provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations, and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

The net proceeds held in the Trust Account may be used as consideration to pay the sellers of a target business with which we ultimately complete our initial business combination. If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial business combination, we may apply the balance of the cash released from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

In addition, we may be required to obtain additional financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. In that regard, on February 11, 2026, we borrowed funds from and issued a convertible unsecured promissory note (the “Working Capital Note”) in the aggregate principal amount of $250,000.to our Sponsor. Furthermore, there is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of our Initial Public Offering. Subject to compliance with applicable securities laws, we would only complete such financing that is in connection with our initial business combination simultaneously with the completion of our initial business combination. None of our initial shareholders are required to provide any financing to us in connection with or after our initial business combination. However, on August 25, 2025, the Company entered into a Backstop Subscription Agreement with YA II PN, Ltd. (“YA II PN”), an affiliate of the Sponsor, pursuant to which YA II PN committed to purchase certain securities, in a private placement, to the extent necessary to ensure that, after giving effect to the completion of the transactions contemplated by the Business Combination Agreement, including any deferred expenses or fees and any redemption of Public Shares, at least $200,000,000 will be held in the Trust Account or otherwise available to the Combined Company (the “Backstop Subscription Agreement”). In addition, we and YA II PN will enter into a Stock Purchase Agreement at the closing of the Business Combination (the “Closing”), pursuant to which YA II PN will commit to purchase up to $5,000,000,000 of the TMGCS’ Class A common stock (the “Commitment Amount”) at a price per share equal to 97.25% of the market price of such shares in consideration of a commitment fee payable in cash or in shares of TMCGS Class A common stock to YA II PN (the “Stock Purchase Agreement”).

On August 25, 2025, the Company executed the Business Combination Agreement, as amended on October 31, 2025, with SPAC Sub, Crypto.com, Crypto.com Sub, the Sponsor, and TMTG.

Pursuant to the terms of the Business Combination Agreement, the Sellers will contribute certain assets to the Company and SPAC Sub (as applicable) in exchange for Transaction Shares, the Forced Exercise Warrants and the Earnout Warrants (each as defined in the Business Combination Agreement), as applicable.

Pursuant to and concurrently with the execution of the Business Combination Agreement, Crypto.com entered into an Asset Contribution Agreement with Crypto.com Sub (the “Pre-Closing Crypto.com Contribution Agreement”) pursuant to which, immediately prior to, but contingent upon, the Closing, Crypto.com will contribute (the “Pre-Closing Crypto.com Contribution”) 6,313,000,212 Cronos tokens and all necessary physical devices required to establish and operate a Cronos proof of stake validator node and staking infrastructure (the “Cronos Assets”) to Crypto.com Sub.

Pursuant to and concurrently with the execution of the Business Combination Agreement, Crypto.com Sub entered into an Asset Contribution Agreement with the Company (the “Crypto.com Contribution and Sale Agreement” and, together with the Pre-Closing Crypto.com Contribution Agreement, the “Crypto.com Contribution Agreements”) pursuant to which, at the Closing, (a) Crypto.com Sub will (1) at the Closing, sell 90% of the Cronos Assets to SPAC Sub and (2) immediately following the Closing, contribute 10% of the Cronos Assets to the Company in consideration of an aggregate 100,000,000 shares of the Combined Company’s Class B Common Stock (the “Combined Company’s Class B Common Stock”), and a Forced Exercise Warrant, exercisable for 10,000,000 shares of the Combined Company’s Class A Common Stock (the “Combined Company’s Class A Common Stock” and, together with the Combined Company’s Class B Common Stock, the “Combined Company’s Common Stock”). In connection with the consummation of the Crypto.com Contribution and Sale Agreement, at the Closing, Crypto.com will license to the Company, pursuant to a Trademark License Agreement, certain intellectual property and all operational knowhow and proprietary technology required to establish and operate a Cronos proof of stake validator node, and staking infrastructure.

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

Pursuant to and concurrently with the execution and delivery of the Business Combination Agreement, TMTG entered into an asset contribution agreement with the Company (the “TMTG Contribution Agreement” and, together with the Crypto.com Contribution Agreements and the TMTG License Agreement, the “Contribution Agreements”) pursuant to which, at the Closing, TMTG will contribute 100% of the issued and outstanding membership interests of the Asset Company to the Company in consideration of 10,000,000 shares of the Combined Company’s Class A Common Stock, the Earnout Warrants (as described below) and a Forced Exercise Warrant, exercisable for 10,000,000 shares of the Combined Company’s Class A Common Stock.

At the Closing, subject to the terms and conditions set forth in the Business Combination Agreement and pursuant to the Contribution Agreements, the Sellers will sell to the Company (or SPAC Sub, as applicable), and the Company (or SPAC Sub, as applicable) will purchase from the Sellers, the Cronos Assets and the Asset Company Interests (as defined in the Business Combination Agreement), as applicable, as follows:

(a)	Crypto.com Sub will (i) sell to SPAC Sub, and SPAC Sub will purchase from Crypto.com Sub, all right, title and interest in and to 90% of the Cronos Assets, free and clear of all liens, in consideration of 90,000,000 shares of the Combined Company’s B Common Stock, and (ii) contribute to the Company, and the Company shall receive from Crypto.com Sub, all right, title and interest in and to 10% of the Cronos Assets, free and clear of all liens, in consideration of 10,000,000 shares of the Combined Company’s Class B Common Stock and a Forced Exercise Warrant, exercisable for 10,000,000 shares of the Combined Company’s Class A Common Stock. The consideration will be allocated to SPAC Sub and the Company pursuant to the Crypto.com Contribution and Sale Agreement.

(b)	TMTG will sell to the Company, and the Company will purchase from TMTG, all right, title and interest in and to the Asset Company Interests, free and clear of all liens, in consideration of 10,000,000 shares of the Combined Company’s Class A Common Stock and a Forced Exercise Warrant, exercisable for 10,000,000 shares of the Combined Company’s Class A Common Stock.

(c)	Additionally, in exchange for such Asset Company Interests, the Company will issue three Earnout Warrants to TMTG, each exercisable for a number of shares of the Combined Company’s Class A Common Stock equal to 7% of the Company’s outstanding capital stock at the time of the Closing, rounded to the nearest whole number. Each Earnout Warrant will be exercisable within 30 days of the occurrence of the applicable triggering event as described in the Earnout Warrants.

(d)	The Company will issue to the Sponsor a Forced Exercise Warrant exercisable (on or after the Closing Date) for 2,000,000 shares of the Combined Company’s Class A Common Stock.

Following consumption of the proposed Business Combination, the Company will be renamed Trump Media Group CRO Strategy.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our Public Shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination, and our outstanding warrants, and the future dilution they potentially represent, and may not be viewed favorably by certain target businesses. This may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently maintain our executive offices at 1012 Springfield Avenue, Mountainside, New Jersey 07092. We consider our current office space adequate for our current operations.

Employees

We currently have two officers and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

Our Units, Class A Ordinary Shares and Warrants are registered under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public auditors.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with PCAOB standards. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2026 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We filed a Registration Statement on Form 8-A with the SEC on June 26, 2025 to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we will be subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Ordinary Shares that are held by non-affiliates equals or exceeds $700,000,000 as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non- convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Ordinary Shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our Ordinary Shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter.

Risk Factors Summary

We are a newly incorporated company that has conducted no operations and has generated no revenues. Until we complete our initial business combination, we will have no operations and will generate no operating revenues. In making your decision whether to invest in our securities, you should take into account not only the background of our management team, but also the special risks we face as a blank check company.

You should carefully consider these and the other risks set forth in the section entitled “Risk Factors” of this Form 10-K and the factors discussed in the Risk Factors section of the final prospectus in connection with the Initial Public Offering filed with the SEC on June 30, 2025. Such risks include, but are not limited to:

Risks Related to the Business and Strategy of TMGCS

●	Cronos tokens are not currently used in an operating business, which makes it difficult to evaluate the Combined Company’s business and future prospects, and the Combined Company may not be able to achieve or maintain profitability in any given period.

●	The Combined Company’s operating results, revenues and expenses may significantly fluctuate, including due to the highly volatile nature of CRO, which could have an adverse effect on the market price of the Combined Company’s Class A Common Stock.
●	A significant decrease in the market value of our CRO holdings or the trading of the Combined Company’s Class A Common Stock at a discount to the value of our CRO holdings could adversely affect our ability to satisfy our financial obligations, which in turn could negatively impact our ability to execute our business strategy.
●	The Combined Company’s CRO holdings will be less liquid than its cash and cash equivalents and may not be able to serve as a source of liquidity for the Combined Company.
●	The Combined Company will operate in a highly competitive environment and will compete against companies and other entities with similar strategies, and the Combined Company’s business, operating results and financial condition may be adversely affected if the Combined Company is unable to compete effectively.
●	The Combined Company will face risks relating to the custody of its CRO. If the Combined Company or its third-party service providers, including Crypto.com Custody, experience a security breach or cyberattack and unauthorized parties obtain access to the Combined Company’s CRO, or other similar circumstances or events occur, the Combined Company may lose some or all of its CRO.
●	The regulatory environment for digital assets in the United States and globally remains highly uncertain and is evolving rapidly.
●	CRO’s status as a product that may be offered and sold as a “security” in any relevant jurisdiction, as well as the status of CRO-related products and activities in general, is subject to uncertainty, and if the Combined Company is unable to properly characterize such products or activities, the Combined Company may be subject to regulatory scrutiny, inquiries, investigations, fines and other penalties.

Risks Related to Being a Public Company

●	A substantial part of the Combined Company’s assets following the consummation of the Business Combination will be its CRO holdings and cash and cash equivalents from the proceeds of the Business Combination. Although the Combined Company is expected to have certain other operations, the Combined Company will depend on such retained cash and cash equivalents to pay its debts and other obligations.
●	The Combined Company may be subject to material litigation, including individual and class action lawsuits, as well as investigations and enforcement actions by regulators and governmental authorities.
●	The Combined Company may issue additional shares of the Combined Company’s Common Stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of your shares.

Risks Related to Ownership of the Combined Company Common Stock

Following the Business Combination

●	The Sellers whose interests may conflict with yours, can exercise significant influence over the Combined Company. The concentrated ownership of the Combined Company’s Common Stock may prevent you and other shareholders from influencing significant decisions and may prevent or discourage unsolicited acquisition proposals or offers for the Combined Company’s Common Stock, and that may adversely affect the trading price of the Combined Company’s Class A Common Stock.
●	Currently, there is no public market for the shares of the Combined Company’s Class A Common Stock. Shareholders of the Company cannot be sure about whether the shares of the Combined Company’s Class A Common Stock will develop an active trading market or whether the Combined Company will be able to maintain the listing of the Combined Company’s Class A Common Stock in the future on any national securities exchange, which could limit investors’ ability to make transactions in shares of the Combined Company’s Class A Common Stock and subject the Combined Company to additional trading restrictions.

Risks Related to Taxation

●	Unrealized fair value gains on the Combined Company’s CRO holdings could cause it to become subject to the corporate alternative minimum tax under the Inflation Reduction Act of 2022.

●	The treatment of digital currency for U.S. federal income tax purposes is uncertain.
●	A 1% U.S. federal excise tax may be imposed on us in connection with our redemptions of our shares in connection with redemptions pursuant to the Business Combination.

Risks Related to the Company’s Business, the Combined Company, and the Business Combination

●	If the perceived benefits of the proposed Business Combination do not meet the expectations of investors or securities analysts, the market price of our Class A Ordinary Shares could decline before the closing of the Business Combination, and the market price of the Combined Company’s securities could decline after closing.
●	Anti-takeover provisions contained in the Combined Company’s Proposed Articles of Incorporation and Proposed Bylaws, as well as provisions of Florida law, could impair a takeover attempt.
●	The Company may not be able to consummate an initial business combination within the required time period, in which case it would cease all operations except for the purpose of winding up and it would redeem the Public Shares and liquidate, in which case the Public Shareholders may only receive $10.05 per share, or less than such amount in certain circumstances, and the Public Warrants will expire worthless.
●	Neither the Company nor its shareholders will have the protection of any indemnification, escrow, price adjustment or other provisions that allow for a post-closing adjustment to be made to the total indemnification in the event that any of the representations and warranties made by Crypto.com and Crypto.com Sub or TMTG in the Business Combination Agreement ultimately proves to be inaccurate or incorrect.
●	The consummation of the Business Combination is subject to a number of conditions and if those conditions are not satisfied or waived, the Business Combination Agreement may be terminated.
●	The exercise of the Company’s directors’ and officers’ discretion in agreeing to changes or permitted waivers in the terms of the Business Combination may result in a conflict of interest when determining whether such changes to the terms of the Business Combination or waivers of conditions are appropriate and in the best interests of the Company’s Shareholders.
●	The Company may amend the terms of the Public Warrants in a manner that may be ad-verse to holders of Public Warrants with the approval by the holders of at least a majority of the then outstanding Public Warrants or for amendments necessary for the warrants to be classified as equity..

Risks Related to Redemptions

●	If a shareholder fails to receive notice of the Company’s offer to redeem the Public Shares in connection with the Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
●	If we are unable to consummate our initial business combination, Public Shareholders may be forced to wait until after the Deadline Date, as defined below, before redemption from the Trust Account.
●	There is no guarantee that a shareholder’s decision whether to redeem their Class A Ordinary Shares for a pro rata portion of the Trust Account will put the shareholder in a better future economic position.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the Risk Factors section of the final prospectus in connection with the Initial Public Offering filed with the SEC on June 30, 2025, which could materially affect our business, financial condition or future results.

In light of our entry into a Business Combination Agreement during the quarter, you should also consider the transaction specific risks associated with the proposed Business Combination and related transactions.

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

The Combined Company’s ability to generate cash flow initially will largely be dependent on the Combined Company’s ability to raise capital to acquire additional CRO, to access and acquire CRO not held in exchanges, to establish and operate a Cronos validator node and staking infrastructure for delegation of CRO holdings and delegation by third parties and to carry out activities aimed at catalyzing the fusion between CRO and traditional capital markets and greater adoption of CRO. The Combined Company’s business strategy may not be realized as quickly as hoped, or even at all. Further, even if we achieve growth, in future periods, that growth could slow or decline for a number of reasons, including, but not limited to, CRO volatility, increased competition, digital coins that compete with and may result in a decline in utilization of CRO or replace CRO, its inability to develop, improve or effectively scale CRO acquisition, negative publicity or sentiments relating to CRO or a perceived affiliation between Crypto.com or the Combined Company and Cronos Labs, government regulation or the Combined Company’s failure, for any reason, to continue to take advantage of growth opportunities.

CRO market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. There is no assurance that any estimates driving CRO acquisition strategies will accurately reflect any particular level of revenue or growth prospects for the Combined Company.

The Combined Company will encounter risks and difficulties as described in this section. If the Combined Company does not manage these risks successfully, the Combined Company’s business may be adversely impacted. If the Combined Company’s assumptions regarding these risks and uncertainties and its future growth are incorrect or change adversely, or if the Combined Company does not address these risks successfully, the Combined Company’s operating and financial results could differ materially from its expectations, and its business could suffer. If the Combined Company’s revenue growth rate, when the Combined Company is at a revenue generation stage, were to decline significantly or become negative, it could adversely affect the Combined Company’s operating results and financial condition. If the Combined Company is not able to achieve or maintain positive cash flow from operations, or if the price of CRO declines significantly, the Combined Company’s business may be adversely impacted and the Combined Company’s may require additional financing, which may not be available on favorable terms or at all, may restrict the distribution of dividends or other payments to shareholders, or may be dilutive to our shareholders.

The Combined Company may not be able to successfully execute its business strategies.

A significant part of the Combined Company’s strategy is CRO acquisition, however:

●	its acquisition strategy is susceptible to various risks associated with CRO, including price volatility and liquidity;
●	it may compete with others to acquire CRO, and as competition increases, decreased availability or increased prices for acquisition could result;
●	it may experience difficulty in anticipating the timing and availability of CRO acquisition;
●	it may not be able to obtain further financing, on favorable terms or at all, to finance any of its potential CRO acquisitions; and
●	it may not be able to generate the cash necessary to execute our CRO acquisition strategy.

The occurrence of any of these factors could adversely affect our CRO acquisition strategy.

We also expect the Combined Company to carry out other CRO-related activities, such as staking its CRO holdings and establishing and operating a Cronos validator node. The Combined Company may in the future consider offering or engaging in other CRO-related products, services or activities. See “We expect the Combined Company to engage in other CRO-related activities, including participating in staking activities and operating a validator node, all of which are subject to regulation. The Combined Company has not previously engaged in these business lines and the it may be unable to implement its business plan, including, without limitation, due to operational challenges, significant competition and regulation.”

The Combined Company’s operating results, revenues and expenses may significantly fluctuate, including due to the highly volatile nature of CRO, which could have an adverse effect on the market price of the Combined Company’s Class A Common Stock.

The Combined Company’s operating results will be dependent on the broader CRO economy. Due to the rapidly evolving nature of digital assets and the volatile price of CRO, which has experienced and continues to experience significant volatility, we expect that the Combined Company’s operating results will fluctuate significantly from quarter to quarter in accordance with market sentiments and movements in the broader CRO economy. We expect that the Combined Company’s operating results will fluctuate significantly as a result of a variety of factors, many of which are unpredictable and in certain instances are outside of its control, including:

●	fluctuations in the price of CRO, of which the Combined Company will have significant holdings, and in which we expect it will continue to make significant purchases and announcements about its transactions in CRO;
●	regulatory, commercial and technical developments related to CRO or the Cronos network;
●	investor perception of the Combined Company, including as compared to investment vehicles that are expected to be designed to track the price of CRO and other digital assets, such as anticipated CRO-focused exchange-traded products (“ETPs”);
●	changes in the legislative or regulatory environment or actions by U.S. or non-U.S. governments or regulators, including fines, orders or consent decrees;
●	regulatory changes or scrutiny that impact the Combined Company’s ability to offer certain products or services;
●	pricing for or temporary suspensions of products and services we expect to offer in the future in accordance with the Combined Company’s strategy;
●	investments the Combined Company may make in the development of products and services, and sales and marketing;
●	changes to the supply of CRO resulting from governance actions adopted by network consensus, including any proposal to issue additional CRO tokens or any proposal to substantially reduce supply through token burns;
●	market conditions of, and overall sentiment towards, CRO, including negative publicity, media or social media coverage, or sentiment due to events in or relating to, or perception of, CRO or the broader digital assets industry, for example: (i) public perception that CRO can be used as a vehicle to circumvent sanctions, including sanctions imposed on Russia or certain regions related to the ongoing conflict between Russia and Ukraine, or to fund criminal or terrorist activities, such as the purported use of certain digital assets by Hamas to fund its terrorist attack against Israel in October 2023; (ii) previous, pending or expected civil, criminal, regulatory enforcement or other high profile actions against major participants in the digital assets ecosystem, including the SEC’s dismissed enforcement actions against Coinbase, Inc., Payward Inc. and Payward Ventures Inc. (together known as “Kraken”), and Binance Holdings Ltd.; (iii) additional filings for bankruptcy protection or bankruptcy proceedings of major digital asset industry participants, such as the bankruptcy proceeding of FTX Trading Ltd. and its affiliates; (iv) the digital asset market turmoil in October 2025, widely attributed to global trade tensions, among other things, triggering a number of dislocations in the digital asset market (including liquidations of up to $20 billion in collateral in the form of various digital assets, including, but not limited to, CRO); and (v) the actual or perceived environmental impact of CRO and related activities, including environmental concerns raised by private individuals, governmental and non-governmental organizations and other actors;
●	investment and trading activities, such as (i) trading activities of highly active retail and institutional users, speculators, validators and investors; (ii) actual or expected significant dispositions of CRO by large holders, including the expected liquidation of digital assets associated with entities that have filed for bankruptcy protection, such as FTX Trading Ltd., which in late 2023 and early 2024 sold several billion dollars’ worth of digital assets, including Bitcoin, and the transfer and sale of Bitcoin associated with significant hacks, seizures or forfeitures, such as the transfers of Bitcoin to (a) creditors of the hacked cryptocurrency exchange Mt. Gox which began in July 2024, (b) claimants following restitution proceedings allocating $9 billion of recovered Bitcoin related to a 2016 hack of the Bitfinex cryptocurrency exchange, (c) the German

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
●	macroeconomic conditions, including interest rates, inflation and central banking policies;
●	regulatory, legislative, enforcement and judicial actions that adversely affect the price, ownership, transferability, trading volumes, legality or public perception of CRO, or that adversely affect the operations of or otherwise prevent digital asset custodians, trading venues, lending platforms or other digital assets industry participants from operating in a manner that allows them to continue to deliver services to the digital assets industry;
●	the development and introduction of existing and new products and services by the Combined Company’s competitors;
●	competition from other digital assets that exhibit better speed, security, scalability or energy efficiency, that feature other more favored characteristics, that are backed by governments, including the U.S. government, or reserves of fiat currencies, or that represent ownership or security interests in physical assets;
●	a decrease in the price of other digital assets, including stablecoins, or the crash or unavailability of stablecoins that are used as a medium of exchange for CRO purchase and sale transactions, such as the temporary or total loss of value of certain stablecoins in recent years, including to the extent the decrease in the price of such other digital assets or the unavailability of such stablecoins may cause a decrease in the price of CRO or adversely affect investor confidence in digital assets generally;
●	disruptions, failures, unavailability or interruptions in service of trading venues for digital assets, such as, for example, the announcement by the digital asset exchange FTX Trading Ltd. that it would freeze withdrawals and transfers from its accounts and subsequent filing for bankruptcy protection and the SEC enforcement action brought against BAM Trading Services Inc., which initially sought to freeze all of its assets during the pendency of the enforcement action and has since resulted in Binance Holdings Ltd. discontinuing all fiat deposits and withdrawals in the U.S.;
●	the development and introduction of new products, services and activities by us;
●	the Combined Company’s ability to control costs, including its operating expenses incurred to grow and expand its operations and to remain competitive;
●	system failure, outages or interruptions, including with respect to the Combined Company’s CRO custodian and its platforms, including those due to third-party actions;
●	the Combined Company’s lack of control over decentralized or third-party blockchains and networks that may experience downtime, cyber-attacks, critical failures, errors, bugs, corrupted files, data losses or other similar software failures, outages, breaches and losses;
●	breaches of security or privacy;
●	transaction congestion and fees associated with processing transactions on the Cronos network;
●	developments in mathematics or technology, including in artificial intelligence, digital computing, algebraic geometry and quantum computing or new applications of current knowledge in these fields, that could result in the cryptography used by the Cronos network becoming insecure or ineffective;
●	legal, commercial and regulatory uncertainty regarding CRO and other digital assets due to their novelty, see “CRO and other digital assets are novel assets, which will expose the Combined Company to significant legal, commercial, regulatory and technical uncertainty, which could materially adversely affect the Combined Company’s financial position, operations and prospects”;
●	changes in national and international economic and political conditions, including, without limitation, federal government policies, trade tariffs and trade disputes, the adverse impacts attributable to the current conflict between Russia and Ukraine and the economic sanctions adopted in response to the conflict and the broadening of the Israel-Hamas conflict, and the ongoing conflicts in Israel, the Gaza Strip, Syria and Lebanon, to other countries in the Middle East;
●	the Combined Company’s ability to establish and maintain any future partnerships, collaborations, joint ventures or strategic alliances with third parties; and
●	the Combined Company’s ability to attract and retain talent.

As a result of these factors, it is difficult for us to forecast growth trends accurately and the Combined Company’s business and future prospects are difficult to evaluate, particularly in the short term.

Further, we cannot predict what further action may be taken with respect to tariffs or trade relations between the U.S. and other governments. Any such changes could fundamentally alter the competitive and regulatory landscape in which the Combined Company will operate, and political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets, all of which could potentially having a material adverse effect on the Combined Company’s business, financial condition and results of operation. Global trade relations may also impact digital asset price in the short and long term, including the price of CRO, as seen during the crypto market turmoil and decrease in price across digital assets, including CRO, in October 2025.

In addition, the stock market and the markets for both CRO-influenced and technology companies have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies in those markets. In particular, future trading prices in the Combined Company’s Class A Common Stock may reflect market dynamics that are not connected to valuation methods commonly associated with operating companies in similar industries or with companies engaged predominantly in passive investments in CRO or other commodities, such as exchange-traded funds (“ETFs”). Equity market capitalizations of other such companies are often in excess of stockholders’ equity calculated in accordance with U.S. GAAP, and in excess of valuations that might traditionally be expected based on their operating performances, cash flows and net assets. Investors may therefore be unable to assess the value of the shares of the Combined Company’s Class A Common Stock or evaluate the risks of an investment in the Combined Company using traditional or commonly used enterprise valuation methods. We cannot predict how these dynamics may evolve over time, or whether or how long they may last. These market and industry factors may significantly harm the market price of the Combined Company’s Class A Common Stock, regardless of the Combined Company’s actual operating performance.

The Combined Company’s CRO acquisition strategy exposes it to various risks associated with CRO.

The Combined Company’s CRO acquisition strategy exposes it to various risks associated with CRO, including, but not limited to, the following:

CRO is a highly volatile asset. The trading price of CRO significantly fluctuated during 2024 and 2025, for example, CRO has traded has traded below $0.08 per CRO and above $0.37 per CRO on the Crypto.com Exchange in the 12 months preceding August 31, 2025, and between approximately $0.07 and $0.21 per CRO in 2024 on the Crypto.com Exchange. Volatility may continue in the future and historical trends could reverse dramatically. See “The Combined Company’s operating results, revenues and expenses may significantly fluctuate, including due to the highly volatile nature of CRO, which could have an adverse effect on the market price of the Combined Company’s Class A Common Stock.” See also “The Combined Company may suffer losses due to abrupt and erratic market movements.”

The Combined Company’s CRO holdings may significantly impact its financial results and in turn may impact the market price of the Combined Company’s Class A Common Stock. If the Combined Company continues to increase the Combined Company’s overall holdings of CRO relative to the other parts of its business in the future, its CRO holdings will have an even greater impact on our financial results and the market price of the Combined Company’s Class A Common Stock. The Combined Company intends to purchase additional CRO and increase the Combined Company’s overall holdings of CRO in the future.

The concentration of the Combined Company’s CRO holdings limits the risk mitigation that it could take advantage of by purchasing a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in its CRO acquisition strategy. See “The Combined Company’s operating results, revenues and expenses may significantly fluctuate, including due to the highly volatile nature of CRO, which could have an adverse effect on the market price of the Combined Company’s Class A Common Stock.” See also “The Combined Company may suffer losses due to abrupt and erratic market movements.”

The Combined Company’s CRO acquisition strategy has not been tested by it to date. While certain issuers have operating histories that involve a digital asset acquisition strategy that may be comparable to the CRO acquisition strategy the Combined Company intends to execute, these have not been tested over an extended period of time or under different market conditions. We expect that the Combined Company will continuously examine the risks and rewards of the Combined Company’s CRO acquisition strategy. For example, although we believe CRO, due to its fixed supply, has the potential to serve as a hedge against inflation in the long term, the short-term price of CRO declined in recent periods during which the inflation rate increased and governance proposals may result in changes to the CRO supply. Some investors and other market participants may disagree with the Combined Company’s CRO acquisition strategy or actions it undertakes to implement such strategy. If CRO prices were to decrease or the Combined Company’s CRO acquisition strategy otherwise proves unsuccessful, its financial condition, results of operations and the market price of the Combined Company’s Class A Common Stock may be materially adversely impacted. See also “A significant decrease in the market value of the Combined Company’s CRO holdings or the trading of the Combined Company’s Class A Common Stock at a discount to the value of its CRO holdings could adversely affect its ability to satisfy its financial obligations, which in turn could negatively impact the Combined Company’s ability to execute its business strategy.”

The Combined Company’s CRO acquisition strategy will expose it to the risk of non-performance by counterparties, whether contractual or otherwise. Risk of non-performance includes the inability or refusal of a counterparty to perform for any reason, including because of a deterioration in the counterparty’s financial condition and liquidity. Custodians, or other counterparties might fail to perform in accordance with the terms of future agreements with them, which could result in a loss of CRO, a loss of the opportunity to generate funds, or other losses. Although the Combined Company will implement various measures that are designed to mitigate the Combined Company’s counterparty risks, including by storing substantially all of the CRO in custody accounts at U.S.-based custodians that service institutions and negotiating contractual arrangements intended to establish that its property interest in custodially held CRO is not subject to claims of its custodians’ creditors, applicable insolvency law is not fully developed with respect to the holding of digital assets in custodial accounts. While all of the Combined Company’s custodians are expected to be subject to regulatory regimes intended to protect customers in the event of a custodial bankruptcy, receivership or similar insolvency proceeding, no assurance can be provided that its custodially held CRO will not become part of the custodian’s insolvency estate if one or more of its custodians enters bankruptcy, receivership or similar insolvency proceedings. If the Combined Company’s custodially held CRO were nevertheless considered to be the property of its custodians’ estates in the event that any such custodians were to enter bankruptcy, receivership or similar insolvency proceedings, the Combined Company could be treated as a general unsecured creditor of such custodians, inhibiting its ability to exercise ownership rights with respect to such CRO and this may ultimately result in the loss of the value related to some or all of such CRO. Even if the Combined Company is able to prevent the Combined Company’s CRO from being considered the property of a custodian’s bankruptcy estate as part of an insolvency proceeding, it is possible that it would still be delayed or may otherwise experience difficulty in accessing the Combined Company’s CRO held by the affected custodian during the pendency of the insolvency proceedings. Any such outcome could have a material adverse effect on the Combined Company’s financial condition and the market price of the Combined Company’s Class A Common Stock.

The Combined Company’s primary counterparty risk with respect to its CRO is expected to be custodian performance obligations under the custody arrangements it will enter into. Additionally, if it pursues any strategies to create income streams or otherwise generate funds using the Combined Company’s CRO holdings, it would become subject to additional counterparty risks. Any significant non-performance by counterparties, including in particular the custodians with which the Combined Company custody substantially all of its CRO, could have a material adverse effect on its business, prospects, financial condition and operating results. See “The Combined Company will face risks relating to the custody of its CRO, including the loss or destruction of private keys required to access the Combined Company’s CRO and cyberattacks or other data loss relating to its CRO. If the Combined Company or its third-party service providers, including Crypto.com Custody, experience a security breach or cyberattack and unauthorized parties obtain access to the Combined Company’s CRO, or if the Combined Company’s private keys are lost or destroyed, or other similar circumstances or events occur, including the ability to reverse engineer private keys, the Combined Company may lose some or all of its CRO and the Combined Company’s financial condition and results of operations could be materially adversely affected.”

The broader digital assets industry is subject to counterparty risks, which could adversely impact the adoption rate, price and use of CRO. For example, a series of high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, including the filings for bankruptcy protection by Three Arrows Capital, Celsius Network, Voyager Digital, BlockFi Lending, Core Scientific, FTX Trading, Alameda Research and Genesis Global Capital, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, including Silicon Valley Bank, Signature Bank and Silvergate Bank, the potential of SEC enforcement actions, the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by Nevada’s Department of Business and Industry, and the filing and subsequent settlements of lawsuits by the New York Attorney General against Galaxy Digital Holdings, Genesis Global Capital, Genesis’ parent company Digital Currency Group, Inc., and former partner Gemini Trust Company, had highlighted the counterparty risks applicable to owning and transacting in digital assets. Bankruptcies, closures, liquidations and other events may impact the Combined Company’s access to CRO and could negatively impact the adoption rate and use of CRO. Additional bankruptcies, closures, liquidations, regulatory enforcement actions or other events involving participants in the digital assets industry in the future may further negatively impact the adoption rate, price and use of CRO, limit the availability to the Combined Company of financing collateralized by CRO or create or expose additional counterparty risks.

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

A significant decrease in the market value of the Combined Company’s CRO holdings or the trading of the Combined Company’s Class A Common Stock at a discount to the value of its CRO holdings could adversely affect its ability to satisfy its financial obligations, which in turn could negatively impact the Combined Company’s ability to execute its business strategy.

As part of the Combined Company’s CRO strategy, it may incur or continue to incur additional indebtedness and other fixed charges. If the Combined Company’s businesses do not generate cash flow in future periods sufficient to satisfy its financial obligations, including its debt and other financial obligations, it intends to fund its obligations using cash flow generated by equity or debt financings. The Combined Company’s ability to obtain equity or debt financing may in turn depend on, among other factors, the value of its CRO holdings, the value of the Combined Company’s Class A Common Stock relative to the value of its CRO holdings, investor sentiment and the general public perception of CRO, volatility in cryptocurrency markets generally, its strategy and its value proposition. Accordingly, a significant decline in the market value of its CRO holdings or a negative shift in these other factors may create liquidity and credit risks, as such a decline or such shifts may adversely impact its ability to secure sufficient equity or debt financing to satisfy its financial obligations, including its debt and other financial obligations. These risks could materialize at times when CRO is trading below CRO’s carrying value on the Combined Company’s most recent balance sheet or below its cost basis. Additionally, shares of the Combined Company’s Class A Common Stock may trade at a discount to the underlying value of the Combined Company’s CRO holdings, which could result in investors seeking alternative means of gaining exposure to CRO. As CRO will constitute a substantial part of the Combined Company’s balance sheet, if it is unable to generate revenue from its anticipated CRO-related activities or secure equity or debt financing in a timely manner, on favorable terms, or at all, it may be required to sell CRO to satisfy these obligations. Any such sale of CRO may have a material adverse effect on the Combined Company’s operating results and financial condition, and could impair its ability to secure additional equity or debt financing in the future. The Combined Company’s inability to secure additional equity or debt financing in a timely manner, on favorable terms or at all, or to sell its CRO in amounts and at prices sufficient to satisfy its financial obligations, including its debt service obligations, could cause it to default under such obligations. Any default on the Combined Company’s indebtedness may have a material adverse effect on its financial condition and ability to execute its business strategy.

The Combined Company’s CRO holdings will be less liquid than its cash and cash equivalents and may not be able to serve as a source of liquidity for the Combined Company.

A substantial part of the Combined Company’s assets will be CRO. Historically, the CRO markets have been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, the Combined Company may not be able to sell the Combined Company’s CRO at favorable prices or at all. For example, a number of digital assets trading venues temporarily halted deposits and withdrawals in 2022. As a result, the Combined Company’s CRO holdings may not be able to serve as a source of liquidity for it to the same extent as cash and cash equivalents. Further, CRO held by custodians, including the Combined Company’s custodians, does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Additionally, the Combined Company may be unable to enter into term loans, bonds or other capital raising transactions collateralized by the Combined Company’s unencumbered CRO or otherwise generate funds using its CRO holdings, including in particular during times of market instability or when the price of CRO has declined significantly. If it is unable to sell the Combined Company’s CRO, enter into additional capital raising transactions using unencumbered CRO as collateral, or otherwise generate funds using the Combined Company’s CRO holdings, or if it is forced to sell its CRO at a significant loss, in order to meet its debt obligations, or its working capital requirements, our business and financial condition could be negatively impacted.

CRO may be subject to dilution.

As of March 31, 2026, CRO has a fixed total supply of 100 billion CRO. The CRO tokens are distributed over time according to a defined tokenomics plan, which includes allocations for ecosystem development, community incentives and team reserves. Rewards for validators and delegators on the Cronos POS Chain layer are paid from these allocated pools, not from newly minted tokens. There is no assurance that proposals for issuing new CRO will be managed in a manner that maintains scarcity or long-term value, and any increase in the supply introduces significant uncertainty regarding future dilution, which could adversely affect the Combined Company’s business, operating results and financial condition.

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

The digital assets industry is highly innovative, rapidly evolving and characterized by healthy competition, experimentation, changing customer needs, frequent introductions of new products and services, and subject to uncertain and evolving industry and regulatory requirements. We expect competition to further intensify in the future. The Combined Company will compete against a number of companies operating both within the United States and abroad, and both those that focus on traditional financial services and those that focus on digital asset-based services. The Combined Company’s main sources of competition, both now and in the future, fall into the following categories:

●	traditional financial firms that may enter the CRO ecosystem and offer overlapping features targeted at the Combined Company’s future customers;
●	financial technology providers that do not focus on CRO and may attempt to position themselves as a safer alternative to the Combined Company’s future products, services and activities;
●	companies with significant CRO holdings;
●	companies focused on the CRO ecosystem, some of whom choose to operate outside of local rules and regulations or in jurisdictions with less stringent local rules and regulations and are potentially able to more quickly adapt to trends and to develop new CRO-based products and services due to a different standard of regulatory scrutiny; and
●	the emergence or growth of digital assets other than CRO may have a material adverse effect on the Combined Company’s financial condition and the numerous alternative digital assets and many entities, including consortiums and financial institutions, which are researching and investing resources into private or permissioned blockchain platforms or digital assets that use proof-of-work mining like the Bitcoin network, a proof-of-stake model such as Ethereum or emerging variations of the foregoing consensus mechanisms.

If the Combined Company is unable to compete successfully, or if competing successfully requires it to take costly actions in response to the actions of the Combined Company’s competitors, its business, operating results and financial condition could be adversely affected.

The range of options to gain exposure to CRO may expand in the future. If investors choose to gain such exposure through anticipated ETPs, companies with significant CRO holdings or other similar strategies, rather than shares of the Combined Company’s Class A Common Stock, the Combined Company’s business, operating results and financial condition may be adversely affected.

Investors may view the Combined Company’s Class A Common Stock as an alternative to an investment in an ETP, and choose to purchase shares of a potential spot CRO ETP, for which registration statements have been filed with the SEC, instead of the Combined Company’s Class A Common Stock. They may do so for a variety of reasons, including if they believe that ETPs offer a “pure play” exposure to CRO that is generally not subject to federal income tax at the entity level as the Combined Company may be, or the other risks that may affect other parts of the Combined Company’s business. Additionally, unlike potential spot CRO ETPs, we expect the Combined Company (i) to use CRO reserves per share and CRO generation per share to measure its performance and will not seek for its shares of the Combined Company’s Class A Common Stock to passively track the value of the underlying CRO the Combined Company holds before payment of expenses and liabilities, (ii) will not benefit from various exemptions and relief under the Exchange Act, including Regulation M, and other securities laws, which enable ETPs to continuously align the value of their shares to the price of the underlying assets they hold through share creation and redemption, (iii) to be a Florida corporation rather than a statutory trust, and will not operate pursuant to a trust agreement that would require it to pursue one or more stated investment objectives and (iv) will not be required to provide daily transparency as to its CRO holdings or its daily net asset value. Furthermore, recommendations by broker-dealers to buy, hold or sell complex products and non-traditional ETPs, or an investment strategy involving such products, may be subject to additional or heightened scrutiny that would not be applicable to broker-dealers making recommendations with respect to the Combined Company’s Class A Common Stock. Based on how the Combined Company is viewed in the market relative to ETPs, and other vehicles which may, in the future, offer economic exposure to CRO, such as CRO futures ETFs, leveraged CRO futures ETFs and similar vehicles offered on international exchanges, any premium or discount in the Combined Company’s Class A Common Stock relative to the value of our CRO holdings may increase or decrease in different market conditions.

As a result of the foregoing factors, availability of spot ETPs for CRO and other digital assets could have a material adverse effect on the market price of the Combined Company’s Class A Common Stock.

The Combined Company may suffer losses due to abrupt and erratic market movements.

The cryptocurrency market, including the CRO market has been characterized by significant volatility and unexpected price movements, and has previously experienced significant declines. Cryptocurrencies, including CRO, may become more volatile and less liquid in a very short period of time. In addition, “altcoins,” a term used to describe cryptocurrencies other than Bitcoin, have historically been susceptible to greater market volatility than Bitcoin or the aggregate cryptocurrency market due to lower market liquidity, smaller market capitalization, and high, sentiment-driven, speculative trading. Accordingly, as an “altcoin,” CRO may be more susceptible to market volatility and unexpected price movements than Bitcoin or the aggregate cryptocurrency market. As previously discussed in this section, a series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry have highlighted the counterparty risks applicable to owning and transacting in cryptocurrency and other digital assets. See “The Combined Company’s operating results, revenues and expenses may significantly fluctuate, including due to the highly volatile nature of CRO, which could have an adverse effect on the market price of the Combined Company’s Class A Common Stock.”

These bankruptcies, closures, liquidations and other events have created significant volatility in the markets for cryptocurrency generally. Additional bankruptcies, closures, liquidations, regulatory enforcement actions or other events involving participants in the digital assets industry in the future could result in market prices being subject to erratic and abrupt market movement, which could harm the Combined Company’s business. Further, because there is no centralized authority which determines the price of CRO, pricing often differs between centralized exchanges and also peer-to-peer DeFi transactions; centralized exchanges allow users to deposit their digital assets to platforms that serve as intermediaries for buyers and sellers whereas decentralized exchanges allow users to make peer-to-peer cryptocurrency trades while maintaining control of their private keys. When some exchanges are viewed as higher risk, that price differential can widen as traders attempt to exploit these differences. Volatility in the price of CRO, as well as the lack of a standard price, could lead consumers to see CRO as an unsafe asset. In addition, if the Combined Company were to attempt to monetize the CRO it holds on the Combined Company’s balance sheet, such price volatility could lead to trading losses, impacting its financial position.

The trading volume of CRO typically increases during periods of extreme volatility. For example, in the days following the U.S. federal elections in November 2024, the price of CRO rose sharply from approximately $0.07 on November 4, 2024, to approximately $0.21 on November 11, 2024, and volumes increased from approximately $5.43 million to approximately $748.28 million during that time period according to aggregate data from U.S. exchange markets collected by CoinMarketCap. Such volume increases can lead to extreme pressures on trading platforms and infrastructure that can lead to inadvertent suspension of services across parts of the platforms or the entire platforms, and the Combined Company may experience outages. Outages can lead to increased service expense, can cause reputational damage, result in inquiries and actions by regulators, and can lead to other damages for which it may be responsible, any of which could harm the Combined Company’s business.

The emergence or growth of other digital assets, including those with significant private or public sector backing, including by governments, consortiums or financial institutions, could have a negative impact on the price of CRO and adversely affect the Combined Company’s business.

As a result of the Combined Company’s CRO acquisition strategy, a substantial part of its assets will be concentrated in its CRO holdings. Accordingly, the emergence or growth of digital assets other than CRO may have a material adverse effect on the Combined Company’s financial condition. There are numerous alternative digital assets and many entities, including consortiums and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets that use proof-of-work mining like the Bitcoin network, a proof-of-stake model such as Ethereum or emerging variations of the foregoing consensus mechanisms.

Additionally, central banks in some countries have started to introduce digital forms of legal tender. For example, China’s central bank digital currency project was made available to consumers in January 2022, and governments have been discussing the potential creation of new central bank digital currencies. Whether or not they incorporate blockchain or similar technology, central bank digital currencies, as legal tender in the issuing jurisdiction, could also compete with, or replace, CRO and other digital assets as a medium of exchange or store of value. As a result, the emergence or growth of these or other digital assets could cause the market price of CRO to decrease, which could have a material adverse effect on the Combined Company’s business, prospects, financial condition and operating results.

The Combined Company will rely on Crypto.com, which will have an indirect controlling interest in the Combined Company, for certain administrative and operational services.

The Combined Company will rely on Crypto.com to provide certain administrative and operational services, as agreed between the parties, pursuant to the terms of the administrative services agreement to be entered into by and between the Combined Company and Crypto.com concurrently with the closing of the Business Combination (the “Services Agreement”). Crypto.com may have interests that are not aligned with the Combined Company’s interests or the interests of its other shareholders and which could affect Crypto.com’s performance of services to the Combined Company.

In the event of a default under or termination of the Services Agreements and/or certain of the services thereunder, the Combined Company may be unable to contract with substitute service providers on similar terms, in a timely fashion, or at all, and the costs of substituting service providers may be substantial. In addition, a substitute service provider may not be able to provide the same level of services due to a lack of pre-existing knowledge or synergies. Any termination of the Combined Company’s relationship with Crypto.com, or decrease in provision of services by Crypto.com, and any delay in appointing or finding a suitable replacement provider, if one exists, could adversely and negatively impact its business.

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

CRO has a fixed total supply of 100 billion CRO as of March 31, 2026. The Cronos network, like other blockchain platforms, faces risks related to the fixed supply and price volatility of its native token, CRO, which could adversely affect the value of the Combined Company’s holdings and, consequently, investor returns. Additionally, the ability of the Cronos network to scale effectively with expanding use cases remains uncertain; any failure to accommodate increased transaction volume or to maintain network security could negatively impact the network’s utility and the market perception of CRO, thereby posing further risks to investors.

Digital assets may have concentrated ownership and large sales or distributions by holders of such digital assets, or any ability to participate in or otherwise influence a digital asset’s underlying network, could have an adverse effect on the market price of such digital asset.

A significant number of CRO may be concentrated in relatively few wallets. Additionally, a significant portion of CRO tokens will be held in wallets controlled by the Combined Company. Any decision by the Combined Company or other holder of a significant amount of CRO to sell, transfer, or otherwise dispose of a substantial amount CRO could materially and adversely affect the liquidity and market price of CRO. Moreover, it is possible that other persons or entities control multiple wallets that collectively hold a significant number of CRO, even if they individually only hold a small amount, and it is possible that some of these wallets are controlled by the same person or entity. As a result of this concentration of ownership, large sales or distributions by such holders could have an adverse effect on the market price of CRO.

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

CRO is created and transmitted through the operations of the Cronos POS chain, a decentralized network of computers running software built on the Cosmos SDK. If the Cronos network is disrupted or encounters any unanticipated difficulties, the value of CRO could be negatively impacted.

If the Cronos POS chain is disrupted or encounters any unanticipated difficulties, then the processing of transactions on the Cronos POS chain may be disrupted, which in turn may prevent the Combined Company from depositing or withdrawing CRO from its accounts with its custodian or otherwise effecting CRO transactions. Such disruptions could include, for example: the price volatility of CRO; the insolvency, business failure, interruption, default, failure to perform, security breach, or other problems of participants, custodians, or others; the closing of CRO trading platforms due to fraud, failures, security breaches, or otherwise; or network outages or congestion, power outages, or other problems or disruptions affecting the Cronos network.

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

In an effort to increase the volume of transactions that can be processed on a given digital asset network, many digital assets are being upgraded with various features to increase the speed and throughput of digital asset transactions. Increased transaction volume could result in delays in the recording of transactions due to congestion in the Cronos network. Moreover, unforeseen system failures, disruptions in operations, or poor connectivity may also result in delays in the recording of transactions on the Cronos network. Any delay in the Cronos network could affect the Combined Company’s ability to buy or sell CRO at an advantageous price resulting in decreased confidence in the Cronos network. Over the longer term, delays in confirming transactions could reduce the attractiveness to merchants and other commercial parties as a means of payment. As a result, the Cronos network and the value of the Combined Company’s Class A Common Stock could be adversely affected.

Validators may suffer losses due to staking, which could make the Cronos network less attractive.

Validation on the Cronos POS chain requires CRO to be deposited (i.e., “staked”) to activate a Cronos validator node. Only the top 100 validators by delegation on the Cronos POS chain are considered active and are eligible to receive staking rewards. If the Combined Company’s delegation to its validators is insufficient to be eligible for staking rewards, the Combined Company’s business, operating results and financial condition may be adversely affected. Further, as staking activity increases on the Cronos POS chain, the yield generated from staking rewards will decline over time. If the Cronos POS chain source code or protocol fail to behave as expected, suffer cybersecurity attacks or hacks, experience security issues, or encounter other problems, such staked assets may be irretrievably lost. In addition, the Cronos POS chain dictate requirements for participation in validation activity, and may impose penalties, such as “slashing,” if the relevant activities are not performed in-line with protocol determined validator operating requirements as encoded to the underlying blockchain, such as if the validator acts maliciously on the network, “double signs” any transactions, or experience extended downtimes. If validators’ staked CRO are slashed by the Cronos POS chain, their assets may be burnt by the network, resulting in losses to them. Any cybersecurity attacks, security issues, hacks, penalties, slashing events, or other problems could damage validators’ willingness to participate in validation, discourage existing and future validators from serving as such, and adversely impact the Cronos POS chain’s adoption or the price of CRO. Any disruption of validation on the Cronos POS chain, or any other layer within the network, could interfere with network operations and cause the Cronos network to be less attractive to users and application developers than competing blockchain networks, which could cause the price of CRO to decrease.

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

Digital assets are also susceptible to border gateway protocol hijacking (“BGP hijacking”). Such an attack can be a very effective way for an attacker to intercept traffic enroute to a legitimate destination. BGP hijacking impacts the way different nodes are connected to one another to isolate portions of them from the remainder of the network, which could lead to a risk of the network allowing double-spending and other security issues. If BGP hijacking occurs on the Cronos network, participants may lose faith in the security of CRO, which could affect CRO’s value and consequently the value of the Combined Company’s Class A Common Stock

Any future attacks that impact the ability to transfer CRO could have a material adverse effect on the price of CRO and the value of an investment in the Combined Company’s Class A Common Stock.

The Combined Company will face risks relating to the custody of its CRO, including the loss or destruction of private keys required to access the Combined Company’s CRO and cyberattacks or other data loss relating to its CRO. If the Combined Company or its third-party service providers, including Crypto.com Custody, experience a security breach or cyberattack and unauthorized parties obtain access to the Combined Company’s CRO, or if the Combined Company’s private keys are lost or destroyed, or other similar circumstances or events occur, including the ability to reverse engineer private keys, the Combined Company may lose some or all of its CRO and the Combined Company’s financial condition and results of operations could be materially adversely affected.

The Combined Company will hold the Combined Company’s CRO with a regulated custodian that has duties to safeguard its private keys. Generally, custodial services contracts do not restrict the ability to reallocate digital assets among custodians. However, all of the CRO that it will own will initially be held in custody accounts at Foris DAX Trust Company, LLC, a New Hampshire-chartered trust company (“Crypto.com Custody”), a digital asset custodian servicing institution. In light of the significant amount of CRO the Combined Company will hold, it may seek to engage additional custodians to achieve a greater degree of diversification in the custody of the Combined Company’s CRO as the extent of potential risk of loss is dependent, in part, on the degree of diversification. If there is a decrease in the availability of digital asset custodians that it believes can safely custody the Combined Company’s CRO, for example, due to regulatory developments or enforcement actions that cause custodians to discontinue or limit their services in the United States, it may need to enter into agreements that are less favorable or take other measures to custody the Combined Company’s CRO, and its ability to seek a greater degree of diversification in the use of custodial services could be materially adversely affected.

Crypto.com Custody maintains crime and specie insurance coverage, which is intended to cover the loss of client assets held in cold storage, including coverage of potential incidents involving physical loss, theft or damage, as well as coverage for potential incidents of crime or third-party theft, subject to the terms and conditions of such coverage. The insurance maintained by Crypto.com Custody is shared among all of their customers, is not specific to the Combined Company, and there can be no guarantee that such insurance will be available or sufficient to protect the Combined Company from losses with respect to the Combined Company’s CRO holdings.

Insurance to cover losses of the Combined Company’s future CRO holdings will likely only cover a small fraction of the value of the entirety of the CRO holdings, and there can be no guarantee that such insurance may be obtained or maintained as part of the custodial services it will have or that such coverage will cover losses with respect to the Combined Company’s CRO. Moreover, the

Combined Company’s use of custodians exposes it to the risk that the CRO its custodians will hold on its behalf could be subject to insolvency proceedings and the Combined Company could be treated as a general unsecured creditor of the custodian, inhibiting its ability to exercise ownership rights with respect to such CRO. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage the Combined Company will maintain related to the Combined Company’s CRO.

CRO is controllable only by the possessor of both the unique public key and private key(s) relating to the local or online digital wallet in which the CRO is held. While the Cronos network ledger requires a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the CRO held in such wallet. To the extent the private key(s) for a digital wallet are lost, destroyed, or otherwise compromised and no backup of the private key(s) is accessible, neither the Combined Company nor the Combined Company’s custodians will be able to access the CRO held in the related digital wallet. Furthermore, the Combined Company cannot provide assurance that the Combined Company’s digital wallets, nor the digital wallets of its custodians held on its behalf, will not be compromised as a result of a cyberattack. The Cronos network, as well as other digital assets and blockchain technologies, have been, and may in the future be, subject to security breaches, cyberattacks or other malicious activities.

Security breaches and cyberattacks are of particular concern with respect to the Combined Company’s CRO. Blockchain-based cryptocurrencies and the entities that provide services to participants in the Cronos ecosystem have been, and may in the future be, subject to security breaches, cyberattacks or other malicious activities. For example, in October 2021 it was reported that hackers exploited a flaw in the account recovery process and stole from the accounts of at least 6,000 customers of the Coinbase exchange, although the flaw was subsequently fixed and Coinbase reimbursed affected customers. Similarly, in November 2022, hackers exploited weaknesses in the security architecture of the FTX Trading Ltd. digital asset exchange and reportedly stole over $400 million in digital assets from customers. In2024, hackers stole an estimated total of $2.2 billion in digital assets from cryptocurrency platforms. In February 2025, $1.5 billion of digital assets was stolen from a single cryptocurrency exchange, Bybit, operated by Bybit Fintech Limited. A successful security breach or cyberattack could result in:

●	a partial or total loss of the Combined Company’s CRO in a manner that may not be covered by insurance or the liability provisions of the custody agreements with the custodians who hold the Combined Company’s CRO;
●	harm to the Combined Company’s reputation and brand;
●	improper disclosure of data and violations of applicable data privacy and other laws; or
●	significant regulatory scrutiny, investigations, fines, penalties and other legal, regulatory, contractual and financial exposure.

Further, any actual or perceived data security breach or cybersecurity attack directed at other companies with digital assets or companies that operate digital asset networks, regardless of whether the Combined Company is directly impacted, could lead to a general loss of confidence in the broader Cronos ecosystem or in the use of the Cronos network to conduct financial transactions, which could negatively impact us.

Attacks upon systems across a variety of industries, including industries related to CRO, are increasing in frequency, persistence and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on the Combined Company’s systems or those of its third-party service providers or partners. The Combined Company may experience breaches of the Combined Company’s security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, unauthorized parties may attempt, to gain access to the Combined Company’s systems and facilities, as well as those of its partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage and insiders. In addition, certain types of attacks could harm the Combined Company even if the Combined Company’s systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time or until launched against a target and the Combined Company may not be able to implement adequate preventative measures. The risk of cyberattacks could also be increased by cyberwarfare in connection with the ongoing Russia-Ukraine and Israel-Hamas conflicts, or other future conflicts, including potential proliferation of malware into systems unrelated to such conflicts. Any future breach of the Combined Company’s operations or those of others in the CRO industry, including third-party services on which it relies, could materially and adversely affect its business.

Due to the nature of private keys, transactions involving CRO are irrevocable and stolen or incorrectly transferred CRO may be irretrievable. As a result, any incorrectly executed CRO transactions could adversely affect an investment in the Combined Company.

Transactions involving CRO are typically not reversible without the consent and active participation of the recipient of the transaction. Once a transaction has been signed with private keys, verified and recorded in a block that is added to the Cronos network, an incorrect transfer of CRO, or a theft of CRO generally will not be reversible and the Combined Company may not be capable of obtaining compensation for any such transfer or theft. Although the Combined Company’s transfers of CRO will regularly be made to or from the Combined Company’s accounts with its custodians, it is possible that, through computer or human error, or through theft or criminal action, the Combined Company’s CRO could be transferred from its accounts at its custodians in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts. To the extent that the Combined Company is unable to successfully seek redress for such error or theft, such loss could adversely affect the value of the Combined Company’s Class A Common Stock.

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

Alternatively, if the custodians’ internal procedures and controls are inadequate to safeguard the Combined Company’s CRO holdings, and the Combined Company’s private key(s) is (are) lost, destroyed or otherwise compromised and no backup of the private key(s) is(are) accessible, the Combined Company will be unable to access its CRO, which could adversely affect an investment in the Combined Company’s Class A Common Stock. In addition, if the Combined Company’s private key(s) is (are) misappropriated and its CRO holdings are stolen, including from or by its custodians, the Combined Company could lose some or all of its CRO holdings, which could adversely affect the value of the Combined Company’s Class A Common Stock.

Such events have occurred in connection with digital assets in the past. For example, in September 2014, the Chinese digital asset exchange Huobi announced that it had sent approximately 900 Bitcoin and 8,000 Litecoin (worth approximately $400,000 at the prevailing market prices at the time) to the wrong customers. To the extent that the Combined Company is unable to seek a corrective transaction with such third party or is incapable of identifying the third party which has received the Combined Company’s CRO through error or theft, the Combined Company will be unable to revert or otherwise recover incorrectly transferred CRO. the Combined Company will also be unable to convert or recover its CRO transferred to uncontrolled accounts. To the extent that the Combined Company is unable to seek redress for such error or theft, such loss could adversely affect the value of the Combined Company’s Class A Common Stock.

The Combined Company’s limited insurance protection exposes it and its shareholders to the risk of loss of its CRO for which no person is liable.

We do not expect the Combined Company to maintain insurance coverage for the Combined Company’s CRO holdings, which will be held in custody by its custodians. The Combined Company’s future custodians may maintain a certain insurance coverage of such types and amounts as they assert to be commercially reasonable for their custodial services provided under its custody agreements with them, including certain commercial crime insurance of limited aggregate principal amount which covers losses stemming from fraud, security breach, hack and asset theft. However, such insurance coverage may be insufficient to protect it against all losses of the Combined Company’s CRO holdings held in custody with its custodians, whether or not stemming from security breaches, cyberattacks or other types of unlawful activity. Therefore, a loss may be suffered with respect to its CRO that is not covered by insurance and for which no person is liable in damages, which could adversely affect the Combined Company’s operations and, consequently, an investment in us.

Accounting standards will cause the carrying value of the Combined Company’s CRO holdings as prepared in accordance with U.S. GAAP to be reported at a significant discount relative to the market value of CRO, which could materially adversely affect its financial position, operations and prospects.

A substantial portion of the Combined Company’s assets will be CRO, and the Combined Company generally intends to hold CRO for the long term. We expect that the Combined Company will use the CRO price as reported on the principal market to determine the initial carrying value of the Combined Company’s CRO holdings, its CRO reserves per share and its CRO generation per share. However, for financial statement purposes, the Combined Company will report its CRO as intangible assets at cost under ASC 350. ASC 350 requires that intangible assets be assessed for impairment. Therefore, in the event that the cost basis of the CRO is greater than the market price for CRO, the Combined Company will recognize an impairment loss for the difference between the cost and the lowest price per CRO reported during the period on the principal market.

At the closing of the Business Combination, the Combined Company expects to hold 6,313,000,212 CRO, which represents approximately 16.9% of the total CRO in circulation as of November 18, 2025. As of November 18, 2025, the 24-hour trading volume of CRO was $16.02 million, and 18.85% of that total 24-hour trading volume occurred on the Crypto.com Exchange, to which the Combined Company will not have access. Due to the size of the Combined Company’s CRO holdings and CRO’s relatively limited trading volume, it may not be able to efficiently liquidate or sell its CRO at favorable prices or at all. As a result, we expect that the fair value of the Combined Company’s CRO holdings, as presented in the Combined Company’s financial statements prepared in accordance with U.S. GAAP, will be reported at a significant discount relative to the prevailing market value of CRO on its primary trading markets. Any deviation between the prevailing market price of its CRO holdings and the carrying value of its CRO holdings as prepared in accordance with U.S. GAAP and reported on the Combined Company’s financial statements could adversely affect its business, operating results, financial condition and ability to acquire CRO in the future and result in a loss of investor confidence and a decline in the price of the Combined Company’s Class A Common Stock. See the section entitled “Unaudited Pro Forma Condensed Financial Information.”

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

CRO and other digital assets are viewed differently by different regulatory and standards setting organizations globally as well as in the United States on the federal and state levels. Certain governments have prohibited certain digital asset activities or have severely curtailed the use of digital assets by prohibiting the acceptance of payment in CRO and other digital assets for consumer transactions and barring banking institutions from accepting deposits of digital assets. Other nations, however, allow digital assets to be used and traded without restriction. In some jurisdictions, such as in the United States, digital assets are subject to extensive, and in some cases overlapping, unclear and evolving regulatory requirements. There is a risk that relevant authorities in any jurisdiction may impose more onerous regulation on CRO, for example banning its use, regulating its operation, or otherwise changing its regulatory treatment. The application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that may introduce a cost of compliance, or have a material impact on the Combined Company’s business model, and therefore its financial performance and shareholder returns, and/or adversely affects the price of CRO. The U.S. federal government, states, regulatory agencies and foreign countries have recently enacted and may also enact additional new laws, regulations and guidance, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of CRO, the ability of individuals or institutions such as the Combined Company to own or transfer CRO, and/or the competitive landscape for the Combined Company’s products and activities. For example:

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

well-defined jurisdictional regulatory boundaries. The Executive Order also instructed the U.S. Department of Treasury, the SEC, and other relevant agencies to identify regulations, guidance, documents, orders and other items affecting the digital asset sector and submit recommendations for what should be rescinded, modified or, to the extent applicable, adopted into regulations. Additionally, it revoked President Biden’s prior Executive Order from March 9, 2022, relating to cryptocurrencies, and all policies, directives and guidance issued pursuant to that Executive Order, including the Department of the Treasury’s framework for international engagement on digital assets issued on July 7, 2022 and the White House framework for digital asset development released on September 16, 2022. The establishment of a new working group within the National Economic Council to propose a federal regulatory framework for digital assets could lead to significant changes in market structure, oversight, consumer protection and risk management. The evolving regulatory environment may pose challenges to the Combined Company’s operations, particularly if new regulations introduce additional compliance costs or restrict certain activities.
●	There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset market. For example, with respect to stablecoins, on July 17, 2025, the U.S. Congress passed the Guiding and Establishing National Innovation for U.S. Stablecoins Act (“GENIUS Act”), which was signed into law by President Donald Trump on July 18, 2025. The GENIUS Act introduces the first federal regulatory framework for payment stablecoins, addressing consumer protection, financial stability, national security and anti-money laundering compliance, and establishes prudential requirements for the issuance, reserve backing and supervision of U.S.-dollar-pegged stablecoins. However, it is not yet in effect and certain provisions depend on final implementing regulations, which are to be issued by the primary federal stablecoin regulators. Additionally, the regulatory treatment of fiat-backed stablecoins across other jurisdictions remains uncertain. Further, the U.S. House of Representatives passed the Digital Asset Market Clarity Act (the “CLARITY Act”) in July 2025; the CLARITY Act, which is currently awaiting U.S. Senate approval, which would split jurisdiction of oversight on digital assets between the Commodity Futures Trading Commission (“CFTC”), overseeing “digital commodities,” and the SEC, overseeing “restricted digital assets”; the bill also seeks to resolve regulatory ambiguity regarding the meaning of “security” and “commodity.” Additionally, the CLARITY Act amends the Commodities Exchange Act of 1936, as amended (the “CEA”) to give the CFTC an expanded role in overseeing spot digital assets markets by providing it with primarily regulatory oversight authority over digital spot commodities. If additional legislation is enacted, the Combined Company may be subject to further regulatory requirements and restrictions. This may implicate new costs for it and the Combined Company’s management may have to devote increased time and attention to regulatory matters or change aspects of its business.
●	Increased regulation may also result in limitations on the use cases of CRO. In addition, regulatory developments may require the Combined Company to comply with certain existing and new regulatory regimes, such as if any of the Combined Company’s activities cause it to be deemed a “money service business” under the regulations promulgated by the Financial Crimes Enforcement Network of the United States under the authority of the U.S. Bank Secrecy Act, including those that would require us to implement certain anti-money laundering programs, submit certain reports to Financial Crimes Enforcement Network of the United States and maintain certain records.
●	The U.S. federal banking agencies have revoked prior guidance that restricted the ability of financial institutions to engage in digital asset related activities. On March 7, 2025, the Office of the Comptroller of the Currency (“OCC”) issued a letter rescinding its previous guidance that required national banks and federal savings associations to receive prior written non-objection before engaging in crypto asset-related activities, and reaffirmed these institutions are permitted to provide crypto asset custody, hold stablecoin reserves and use distributed ledger and stablecoins to engage in payment activities. On March 28, 2025, the Federal Deposit Insurance Corporation (“FDIC”) issued a letter rescinding a previous letter from 2022 that required prior notification from FDIC-supervised institutions that wanted to engage in crypto-related activities, and confirmed that such institutions may engage in certain permissible digital assets-related activities, if they adequately manage the associated risks (including market and liquidity, operational and cybersecurity and anti-money laundering risks). On April 24, 2025, the Board of Governors of the Federal Reserve System of the United States (“Board of Governors of the Federal Reserve”) announced that it had withdrawn previous guidance that required state member banks to provide advance notification and, in certain cases, obtain nonobjections to engage in certain crypto asset and dollar-token activities. In July 2025, the OCC, the Board of Governors of the Federal Reserve, and the FDIC issued a statement for banking organizations regarding the safekeeping of digital assets, which focused on how existing laws, regulations and risk management principles apply to such activities, and signaled additional progress in the increasing regulatory clarity for digital assets by key financial regulators in the United States. As a result of these regulatory changes, competition on the offering of certain of the Combined Company’s products and activities may increase, potentially impacting its revenue, as well as the market price of CRO and in turn may adversely affect the market price of the Combined Company’s Class A Common Stock. On May 7, 2025, the OCC issued a letter confirming that national banks and federal savings associations

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
●	The U.S. federal banking agencies have enhanced the supervision of novel activities conducted by banking organizations, especially following the failures of Silicon Valley Bank, Signature Bank and Silvergate Bank in March 2023, which were entities perceived as integral to the digital asset ecosystem, causing a number of digital asset industry participants to struggle in finding banks willing to work with them. Reports have also suggested that U.S. regulatory agencies, including the Department of the Treasury, may have advised financial institutions to approach crypto-related clients with caution. While some policymakers and industry participants have argued that this activity constituted a coordinated effort to limit banking access to crypto companies, regulators have not publicly confirmed such an initiative. Congressional hearings continue to explore the extent to which government influence may have contributed to banking challenges for crypto businesses. While recent regulatory developments suggest a more measured approach to crypto-related banking services, as discussed above, and shifts on risk management practices signaling that debanking of digital asset industry participants without individualized risk assessments would not be supported, there is no guarantee that similar measures will not be reintroduced in the future. If banking restrictions tighten due to a shift in U.S. regulatory priorities, the digital asset ecosystem could face challenges in securing banking relationships, which could impact digital asset liquidity, market stability, operational security and institutional adoption, all of which could negatively affect the digital assets market and therefore the value of digital assets.
●	On September 8, 2022, the White House Office of Science and Technology Policy issued a report in coordination with other federal agencies relating to the climate and energy implications of digital assets in the United States. Among its finding are that digital assets are energy intensive and drive significant environmental impacts, and the report recommends further study of the environmental impact of digital assets and the development of environmental performance regulations for digital asset miners, which may include limiting or eliminating digital assets that use high energy intensity consensus mechanisms. In addition to the United States, other governments or governmental bodies globally have introduced or are contemplating environmental and energy legislative and regulatory changes in response to the increasing focus on power consumption required to operate large-scale data centers. A changing legislative environment could create economic and regulatory uncertainty for the Combined Company’s business because the industries in which the Combined Company operate, with their high energy demand, could become targets for future environmental and energy regulations.
●	On April 14, 2023, the SEC re-opened the comment period for its proposal to amend the definition of “exchange” under Exchange Act Rule 3b-16 to encompass trading and communication protocol systems for digital asset securities and trading systems that use distributed ledger or blockchain technology, including both so-called “centralized” and “decentralized” trading systems. On June 12, 2025 the SEC issued a notice to withdraw this proposal. If the SEC seeks to adopt a similar proposal in the future, the new definition would have a sweeping impact on digital asset trading venues and other digital asset industry participants.
●	On January 21, 2025, the SEC announced that then-Acting SEC Chairman Mark Uyeda “launched a crypto task force dedicated to developing a comprehensive and clear regulatory framework for crypto assets.” The task force is focused on helping the SEC “draw clear regulatory lines, provide realistic paths to registration, craft sensible disclosure frameworks and deploy enforcement resources judiciously.” While the SEC has formed the crypto task force to provide clarity on the application of the federal securities laws to the crypto asset market and to recommend practical policy measures that aim to foster innovation and protect investors, the task force has only recently begun. Additionally, on April 4, 2025, the SEC issued a statement concluding that “covered stablecoins” do not involve the offer or sale of securities within the meaning of the Securities Act or Exchange Act. While it provided a definition of what is a “covered stablecoin,” it is still unclear how this determination would affect non-covered stablecoins, and how it would interact with other proposed bills and regulations proposed by other agencies.
●	On April 8, 2025, CFTC Acting Chairman Caroline Pham directed CFTC Staff, pursuant to Executive Order 14219, to deprioritize actions involving violations of registration requirements under the Commodity Exchange Act unless there is evidence that the non-registrant knew of the registration requirement and violated it willfully. The CFTC’s deprioritization of such enforcement actions, including against unregistered intermediaries who offer derivatives trading on crypto assets, could add risk to the digital asset ecosystem.
●	In July 2025, supported by the current U.S. presidential administration, the SEC unveiled “Project Crypto,” an SEC initiative to develop a flexible regulatory framework to accommodate cryptocurrencies and blockchain-based trading. Key components of “Project Crypto” are to, among other things, (i) provide clarity on crypto asset classification and offerings,

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
●	In August 2025, the Division of Corporation Finance of the SEC issued a statement providing interpretative clarity on the application of federal securities laws to certain liquid staking activities involving crypto assets. “Liquid staking” refers to a process in which holders of crypto assets deposit their assets with a third-party protocol staking service provider and receive newly minted crypto assets in return. In this statement, the SEC’s view is that “liquid staking activities” do not involve the offer and sale of securities within the meaning of Section 2(a)(1) of the Securities Act or Section 3(a)(10) of the Exchange Act. Accordingly, it is the SEC’s view that participants in liquid staking activities do not need to register with the SEC transactions under the Securities Act, or fall within one of the Securities Act’s exemptions from registration in connection with these liquid staking activities. The SEC also stated that it does not consider “staking receipt tokens” as securities, as they function as receipts evidencing ownership of the deposited crypto assets, which themselves are not securities.
●	In August 2025, the CFTC launched its Listed Spot Crypto Trading Initiative, which aims to establish a framework for retail trading of leveraged, margined, or financed spot crypto asset contracts (“Retail Crypto Contracts”) on CFTC-registered designated contract markets (“DCMs”). The initiative would utilize existing authority under the CEA, which requires that retail trading of commodities with leverage, margin, or financing must be conducted on DCMs. The CFTC is exploring how to implement such a framework using current regulatory powers. While not final, the initiative may contribute to wider adoption of digital assets by clarifying how existing regulated venues could be used for Retail Crypto Contracts.
●	The European Union’s Markets in Crypto Assets Regulation (“MiCA”), a comprehensive digital asset regulatory framework for the issuance and provision of services in relation to digital assets, like CRO, became effective in June 2023, with various requirements phasing into effect through 2024. MiCA regulates the authorization requirement for and supervision of crypto asset service providers, as well as crypto asset issuers, offerors and persons seeking admission to trading of crypto assets in the European Union. In addition, MiCA also requires the European Commission (i) to provide a report on the environmental impact of crypto assets and (ii) based upon such report, introduce measures that might be warranted to mitigate the adverse impacts on the environment of technologies employed in markets in crypto assets like the consensus mechanisms such as mandatory minimum sustainability standards for consensus mechanisms.
●	In November 2023, the SEC filed a complaint against Kraken, alleging, among other claims, that Kraken’s crypto trading platform was operating as an unregistered securities exchange, broker, dealer and clearing agency, which the SEC agreed to dismiss on March 3, 2025. Additionally, individual states have the ability to file similar lawsuits on the grounds of violations of state securities laws. For example, the Oregon state attorney general filed a lawsuit against Coinbase, Inc. in April 2025, for alleged violations of Oregon state securities law, and there have been similar claims against other digital asset industry participants at a state level.
●	Firms engaging in crypto asset activities in the UK must currently be registered with the Financial Conduct Authority (the “FCA”) under the Money Laundering, Terrorist Financing and Transfer of Funds (Information on the Payer) Regulations 2017 (“MLRs”), and are subject to various requirements and obligations as a result. The marketing of crypto assets is also restricted and may only be conducted by firms that are authorized by the FCA or registered under the MLRs. The FCA has also introduced rules prohibiting the marketing and sale of derivatives and exchange-traded notes that reference certain types of crypto assets to retail customers in the UK, although it now plans to remove the ban on the marketing and sale of exchange-traded notes. The UK regulatory framework for crypto assets continues to evolve rapidly, and firms operating in this space face an increasingly complex and restrictive compliance landscape. The FSMA 2023 established a framework to bring certain crypto asset activities, including issuance and trading, within the UK’s financial regulatory perimeter. Detailed rules relating to the regime are still under consultation by His Majesty’s Treasury and the FCA. In April 2025, His Majesty’s Treasury published draft legislation to bring a wide range of crypto asset activities within the scope of the UK’s regulatory perimeter, including operating a crypto asset trading venue, providing custody services and dealing in crypto assets. The FCA is also consulting on various elements of its forthcoming crypto asset regime, including in respect of the issuance of stablecoins, the custody of crypto assets and prudential requirements for crypto asset businesses. The final rules are expected to come into force in phases from late 2025 into 2026.
●	In June 2023, the SEC filed a complaint against Coinbase, Inc. charging it with operating as an unregistered securities exchange, broker and clearing agency, and for the unregistered offer and sale of securities in connection with its staking-as-a-service program. Recently, in February 2025, the SEC announced the filing of a joint stipulation with Coinbase, Inc and Coinbase to dismiss the civil enforcement action against their crypto platform.

●	In November 2023, Binance Holdings Ltd. and its then chief executive officer reached a settlement with the U.S. Department of Justice, the CFTC, the U.S. Department of Treasury’s Office of Foreign Asset Control, and the Financial Crimes Enforcement Network to resolve a multi-year investigation by the agencies and a civil suit brought by the CFTC, pursuant to which Binance Holdings Ltd. agreed to, among other things, pay $4.3 billion in penalties across the four agencies and to discontinue its operations in the United States; and
●	In China, the People’s Bank of China and the National Development and Reform Commission have outlawed cryptocurrency mining and declared all cryptocurrency transactions illegal within the country. Other jurisdictions, including Egypt, Morocco and the Dominican Republic have also made the use of certain digital assets illegal. If the use of CRO is made illegal in other jurisdictions, particularly where CRO is currently traded in heavy volumes, the available market for CRO may contract. Additionally, if another government with considerable economic power were to ban digital assets or related activities, this could have further impact on the price of CRO. As a result, the markets and opportunities discussed herein may not reflect the markets and opportunities available to the Combined Company in the future.

While the current U.S. presidential administration has expressed support regarding the development and use of digital assets and the U.S. recently enacted the GENIUS Act, the specific regulatory frameworks, including the potential adoption of the CLARITY Act, are still to be developed. The exact timeline and impact of these efforts on the Combined Company’s business is uncertain, and there is uncertainty regarding enforcement actions by several U.S. agencies involving digital asset issuers and trading platforms. Additionally, it is not possible to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC or other regulators, or the impact of any such additional authorities, including the authority that Congress has already granted to the banking agencies under the GENIUS Act. It is also not possible to predict how additional legislation, regulation or other form of regulatory or supervisory oversight - such as the implementing regulations under the GENIUS Act or any Senate amendments to the CLARITY Act - might impact the ability of digital asset markets to function or the willingness of financial and other institutions to continue to provide services to the digital assets industry, nor how any new regulations or changes to existing regulations might impact the value of digital assets generally and CRO specifically. We cannot be certain as to how future regulatory developments will impact the treatment of CRO under the law, and ongoing and future regulation and regulatory actions could significantly restrict or eliminate the market for or uses of CRO and materially and adversely impact the Combined Company’s business. If the Combined Company fails to comply with such additional regulatory and registration requirements, it may seek to cease certain of the Combined Company’s operations or be subjected to fines, penalties and other governmental action. Such circumstances could have a material adverse effect on the Combined Company’s ability to continue as a going concern or to pursue its business model at all, which could have a material adverse effect on its business, prospects or operations. The consequences of increased regulation of digital assets and digital asset activities could adversely affect the market price of CRO and any other digital assets the Combined Company may hold or expect to hold at such time and in turn adversely affect the market price of the Combined Company’s Class A Common Stock.

Moreover, the risks of engaging in a CRO acquisition strategy are relatively novel and have created, and could continue to create, complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

The novelty of CRO may increase the risk of employee or service provider misconduct or error, which may adversely impact the business of the Combined Company. Employee or service provider misconduct or error could subject the Combined Company to legal liability, financial losses and regulatory sanctions and could seriously harm the Combined Company’s reputation and negatively affect its business. Such misconduct could include engaging in improper or unauthorized transactions or activities, failing to supervise other employees or service providers, improperly using confidential information, as well as improper trading activity. Employee or service provider errors could expose the Combined Company to the risk of material losses even if the errors are detected. Moreover, the risk of employee or service provider error or misconduct may be even greater for novel CRO products, services and activities which the Combined Company may offer or undertake in the future. It is not always possible to deter misconduct, and the precautions the Combined Company take to prevent and detect this activity may not be effective in all cases. If the Combined Company were found to have not met the Combined Company’s regulatory oversight and compliance and other obligations, it could be subject to regulatory sanctions, financial penalties, restrictions on its activities for failure to properly identify, monitor and respond to potentially problematic activity and seriously damage its reputation. The Combined Company’s employees, or any contractors and agents it may contract with, could also commit errors that subject it to financial claims for negligence, as well as regulatory actions, or result in financial liability. Further, allegations by regulatory or criminal authorities of improper trading activities could affect the Combined Company’s brand and reputation.

The growth of the digital assets industry in general, and the use and acceptance of CRO in particular, may also impact the price of CRO and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of CRO may depend, for instance, on public familiarity with digital assets, ease of buying, accessing or gaining exposure to CRO, institutional demand for CRO as an investment asset, the participation of traditional financial institutions in the digital assets industry, consumer demand for CRO as a means of payment and the availability and popularity of alternatives to CRO. Even if growth in CRO adoption occurs in the near or medium-term, there is no assurance that CRO usage will continue to grow over the long-term. In addition, private actors that are wary of CRO or the regulatory concerns associated with CRO have in the past taken, and may in the future take, further actions that may have an adverse effect on the Combined Company’s business or the market price of the Combined Company’s Class A Common Stock.

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

Unlike traditional financial institutions, which have cultivated long-standing relationships with policymakers and regulators, participants in the cryptoeconomy are relatively new to the U.S. legislative and regulatory landscape. While engagement with policymakers and regulators has begun, it is still at a relatively nascent stage and may be insufficient to influence future legislation and regulation. As a result, new laws and regulations may be proposed and adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways, that adversely affect the cryptoeconomy or crypto asset platforms. Consequently, the Combined Company may be disproportionately impacted by such developments, potentially restricting its ability to operate or innovate. Additionally, any future political activities to further the Combined Company’s mission may be perceived unfavorably by investors and the public and have an adverse impact on the Combined Company’s brand and reputation.

As also noted above, there has been increasing focus on the extent to which digital assets can be used to launder the proceeds of illicit activities, fund criminal or terrorist activities, or circumvent sanctions regimes, including those sanctions imposed in response to ongoing war between Russia and Ukraine. If the Combined Company is found to have purchased any of the Combined Company’s CRO from bad actors that have used CRO to launder money or persons subject to sanctions, it may be subject to regulatory proceedings and any further transactions or dealings in CRO by it may be restricted or prohibited.

Additional laws, guidance and policies may be issued by domestic and foreign regulators following the bankruptcy of FTX Trading Ltd., one of the world’s largest cryptocurrency exchanges, in November 2022, which has been widely cited as a catalyst for increased regulatory and enforcement focus on the digital assets industry and certain market participants and practices. Increased enforcement activity and changes in the regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government or any new legislation affecting CRO, as well as enforcement actions involving or impacting the Combined Company’s trading venues, counterparties and custodians, may impose significant compliance and other costs on the Combined Company, significantly limit its ability to hold and transact in CRO or materially reduce the value of the Combined Company’s CRO holdings.

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

The SEC and its staff have taken the position that a range of crypto assets, products, services and activities fall within the definition of an investment contract that is offered or sold as a “security” under the U.S. federal securities laws. The legal test for determining whether any given crypto asset, product or service that is offered and sold is an investment contract was set forth in the 1946 U.S. Supreme Court case SEC v. W.J. Howey Co. and requires a highly complex, fact-driven analysis. Accordingly, whether any given crypto asset, product or service that would be ultimately determined to be offered and sold as a security is uncertain and difficult to predict notwithstanding the conclusions of the SEC or any conclusions the Combined Company may draw based on the Combined Company’s risk-based assessment regarding the likelihood that a particular crypto asset, product or service could be deemed to be offered and sold as a “security” or “securities offering” under applicable laws. It is also possible that a change in the governing administration or the appointment of new SEC commissioners could substantially impact the approach to enforcement by the SEC and its staff.

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

Any enforcement action by the SEC or any international or state securities regulator asserting that CRO is a “security,” or a court decision to that effect, would be expected to have an immediate material adverse impact on the trading value of CRO, as well as the Combined Company’s business. This is because the business models behind most crypto assets are incompatible with regulations applying to transactions in securities. If a crypto asset is determined or asserted to be a “security,” it is likely to become difficult or impossible for the crypto asset to be traded, cleared or custodied in the United States and elsewhere through the same channels used by non-security crypto assets, which in addition to materially and adversely affecting the trading value of the crypto asset is likely to significantly impact its liquidity and market participants’ ability to convert the crypto asset into U.S. dollars and other currencies.

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

In its initial business activities, which will constitute actively accumulating CRO, establishing and operating a Cronos validator node and undertaking staking activities, the Combined Company does not plan to offer or sell CRO as “investment contracts” or otherwise as a “security.” the Combined Company is not registered or licensed with the SEC or foreign authorities as a broker-dealer, national securities exchange or ATS (or foreign equivalents), and we believe that CRO in itself or as a result of the manner in which the Combined Company intends to purchase or sell CRO in the Combined Company’s business activities, is not a security (including based on prior statements by a number of SEC senior officials). However, statements, settlements and enforcement actions are not rules or regulations of the SEC and are not binding on the SEC. Regardless of public statements made by senior officials at the SEC and the Combined Company’s conclusions, the Combined Company could in the future be subject to legal or regulatory action in the event the SEC or a state or a foreign regulatory authority were to assert, or a court were to determine, that either CRO itself or a product, service or activity that the Combined Company may offer, sell, or engage in the future related to CRO could be viewed a “security” under applicable laws. There can be no assurance that the Combined Company will properly characterize over time any given CRO product or service that is offered and sold as a security or non-security, or that the SEC, foreign regulatory authority or a court having final determinative authority on the topic, if the question was presented to it, would agree with the Combined Company’s assessment. We expect the Combined Company’s risk assessment policies and procedures to continuously evolve to take into account case law, legislative developments, facts and developments in technology.

If an applicable regulatory authority or a court, in either case having final determinative authority on the topic, were to determine that a product or service that is offered or sold by the Combined Company in the future is a security, the Combined Company would not be able to offer such product or service until it is able to do so in a legally compliant manner. A determination by the SEC, a state or foreign regulatory authority, or a court that a product or service that is offered or sold constitutes a security may result in it ceasing to offer that product or service, and may also result in it determining that it is advisable to cease offering products and services or engaging in certain activities entirely, that have similar characteristics to the product or service that was alleged or determined to be a security. Alternatively, the Combined Company may determine to continue to offer certain future products or services even if the SEC or another regulator alleges that the product or service is offered or sold as a security, pending a final judicial determination as to that product or service’s proper characterization, and the fact that the Combined Company waited for a final judicial determination would generally not preclude penalties or sanctions against us for the Combined Company’s having previously made that product or service available without registering that product or service with the SEC. As such, the Combined Company could be subject to judicial or administrative sanctions for failing to offer or sell the product or service in compliance with the registration requirements, or for acting as a broker, dealer or national securities exchange without appropriate registration. Such an action could result in injunctions, cease and desist orders, as well as civil monetary penalties, fines and disgorgement, criminal liability, and reputational harm. Additionally, the SEC has brought and may in the future bring enforcement actions against other cryptoeconomy participants and their product offerings and services that may cause the Combined Company to modify or discontinue a product offering or service. If the Combined Company were to modify or discontinue any future product offering or service for any reason, the Combined Company’s decision may be unpopular with users, may reduce the Combined Company’s ability to attract and retain customers (especially if similar products or services continue to be offered by our competitors), and may adversely affect its business, operating results and financial condition.

Regulatory changes classifying CRO as a “security” could lead to the Combined Company’s classification as an “investment company” under the Investment Company Act and could adversely affect the market price of CRO and the market price of shares of the Combined Company’s Class A Common Stock.

While senior SEC officials have stated their view that most crypto assets are not “securities” for purposes of the U.S. federal securities laws, a contrary determination by the SEC could lead to the Combined Company’s classification as an “investment company” under the Investment Company Act, which would subject it to significant additional regulatory controls that could have a material adverse effect on its business and operations and may also require the Combined Company to substantially change the manner in which it conducts its business.

In addition, if CRO is determined to constitute a security for purposes of the federal securities laws, the additional regulatory restrictions imposed by such a determination could adversely affect the market price of CRO and in turn adversely affect the market price of shares of the Combined Company’s Class A Common Stock. For additional information on the additional requirements, the Combined Company would be required to meet if it were determined to be an investment company, see “If the Combined Company is deemed to be an investment company under the Investment Company Act, it may be required to institute burdensome compliance requirements and the Combined Company’s activities may be restricted, which may make it difficult for it to complete the Business Combination.”

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

We believe we are currently not subject to and, following the consummation of the Business Combination, the Combined Company will not be subject to, and do not otherwise voluntarily comply with, these laws and regulations. Consequently, shareholders of the Combined Company do not have the regulatory protections provided to shareholders in registered and regulated investment companies, which, for example, require investment companies to have a certain percentage of disinterested directors and regulate the relationship between the investment company and certain of its affiliates. Further, we do not believe that the Combined Company is a commodity pool for purposes of the Commodity Exchange Act. Consequently, shareholders will not have the regulatory protections provided to shareholders in Commodity Exchange Act-regulated instruments or commodity pools.

This means, among other things, that the execution of or changes to the Combined Company’s CRO acquisition and management strategy, its use of leverage, the manner in which its CRO is custodied, its ability to engage in transactions with affiliated parties and its operating and investment activities generally are not subject to the extensive legal and regulatory requirements and prohibitions that apply to investment companies and investment advisers. For example, although a significant change to the Combined Company’s CRO acquisition strategy would require the approval of the Combined Company Board, no shareholder or regulatory approval would be necessary. Consequently, the Combined Company Board has broad discretion over the investment, leverage and cash management policies it authorizes, whether in respect of the Combined Company’s CRO holdings or other activities the Combined Company may pursue, and has the power to change its current policies, including its strategy of acquiring and holding CRO.

The Combined Company will be subject to laws, regulations, and executive orders regarding economic and trade sanctions, anti-bribery, anti-money laundering (“AML”), and counter-terrorism financing that could impair the Combined Company’s ability to compete in international markets or subject it to criminal or civil liability if the Combined Company violates them. As the Combined Company continues to expand and localize its international activities, its obligations to comply with the laws, rules, regulations, and policies of a variety of jurisdictions will increase and the Combined Company may be subject to investigations and enforcement actions by U.S. and non-U.S. regulators and governmental authorities.

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

The Combined Company will also be subject to various AML and counter-terrorism financing laws and regulations around the world that prohibit, among other things, the Combined Company’s involvement in transferring the proceeds of criminal activities. In the United States, many of the Combined Company’s activities will be subject to AML laws and regulations, including the Bank Secrecy Act of 1970 (the “BSA”) and other similar laws and regulations. The BSA, among other things, requires money transmitters to develop and implement risk-based AML programs; to report large cash transactions and suspicious activity; and, in some cases, to collect and maintain information about customers who use their services and maintain other transaction records. Regulators in the United States and globally continue to increase their scrutiny of compliance with these obligations, which may require it to further revise or expand the Combined Company’s compliance program, including the procedures the Combined Company uses to verify the identity of its customers and to monitor transactions on its system, which would include payments to persons outside the United States. Regulators regularly reexamine the transaction volume thresholds at which it must obtain and keep applicable records or verify identities of customers. Any change in such thresholds could result in greater costs for compliance. The Combined Company employs various manual and automated ways to detect potential employee or third-party misconduct. Examples of these programs are a whistleblower policy and security controls that monitor suspicious activity. For the Combined Company’s service providers, its risk management framework requires it to perform risk-based due diligence on service providers, such as AML screening. The Combined Company will also require annual AML and security training for all employees to help the Combined Company’s employees identify and detect misconduct proactively. The Combined Company’s efforts to detect and monitor such transactions for compliance with law may require significant costs, and may not ultimately detect or deter all such transactions. The Combined Company also could be subject to potentially significant fines, penalties, inquiries, audits, investigations, enforcement actions, and criminal and civil liability if regulators or third-party auditors identify gaps in its AML program that are not sufficiently remediated, or if the Combined Company’s AML program is found to violate the BSA.

Despite the Combined Company’s efforts to comply with applicable laws and regulations, there can be no guarantee that regulators and/or law enforcement will view these measures as compliant with the BSA or U.S. sanctions laws and regulations. If regulators and/or law enforcement find that the Combined Company have violated the BSA or U.S. sanctions laws and regulations, or it is otherwise the subject of government investigations for alleged violations of the BSA or U.S. sanctions laws and regulations, such investigations and alleged violations could result in negative consequences for us, including costs related to government investigations, financial penalties, and harm to the Combined Company’s reputation. The impact on it related to these matters could be substantial. Although at the closing of the Business Combination the Combined Company intends to implement controls and screening tools designed to prevent violative activity, there is no guarantee that it will not inadvertently provide the Combined Company’s products and services to individuals, entities, or governments in violation of the BSA or U.S. sanctions laws and regulations.

Regulators worldwide frequently study each other’s approaches to the regulation of the blockchain technology and digital assets. Consequently, developments in any jurisdiction may influence other jurisdictions. Further, new developments in one jurisdiction may be extended to additional services and other jurisdictions. As a result, the risks created by any new law or regulation in one jurisdiction are magnified by the potential that they may be replicated in another jurisdiction, which in turn would affect the Combined Company’s business across multiple jurisdictions and/or across its services and products. Conversely, if regulations diverge worldwide, the Combined Company may face difficulty adjusting the Combined Company’s products, services, and other aspects of its business with the same effect. These risks are heightened as the Combined Company faces increased competitive pressure from other similarly situated businesses that engage in regulatory arbitrage to avoid the compliance costs associated with regulatory changes.

The Combined Company may operate the Combined Company’s business in foreign countries where companies often engage in business practices that are prohibited by the U.S. and other jurisdictions’ regulations applicable to us. The Combined Company will be subject to anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”) and other laws that prohibit the making or offering of improper payments to foreign government officials and political figures, including anti-bribery provisions enforced by the U.S. Department of Justice and the SEC. The FCPA, for example, prohibits U.S. persons and entities from making improper payments or offers of payments to foreign governments and their officials and political parties by the United States and other business entities for the purpose of obtaining or retaining business. At the closing of the Business Combination, the Combined Company intends to adopt policies, procedures, systems, and controls designed to identify and address potentially impermissible transactions under such laws and regulations. However, there can be no assurance that all of the Combined Company’s employees, consultants, and agents-including those that may be based in or from countries where practices that violate U.S. or other laws may be customary-will not take actions in violation of the Combined Company’s policies, for which it may be ultimately responsible.

The complexity of U.S. federal and state and international regulatory and enforcement regimes, coupled with the global scope of the Combined Company’s operations and the evolving global regulatory environment, could result in a single event prompting a large number of overlapping investigations and proceedings by multiple government authorities in different jurisdictions. Furthermore, due to the uncertain application of existing laws and regulations, it may be that, despite the Combined Company’s regulatory and legal analysis concluding that certain products and services are currently unregulated or fit within a particular category of regulatory activities, such products or services may indeed be subject to financial regulation, licensing, or authorization obligations that it has not obtained or with which it has not complied. As a result, the Combined Company is at a heightened risk of enforcement action, litigation, and regulatory and legal scrutiny, which could lead to sanctions, cease-and-desist orders, or other penalties and censures. Any of the foregoing could, individually or in the aggregate, have a material adverse effect on the Combined Company’s business, results of operations, financial condition, and prospects.

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

The SEC has also brought actions against individuals and digital asset market participants alleging such persons artificially increased trading volumes in certain digital assets through wash trades, or repeated buying and selling of the same assets in fictitious transactions to manipulate their underlying trading price. Any actual or perceived false trading in the CRO market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of the Combined Company’s CRO. Negative perception, a lack of stability in the broader CRO markets and the closure, temporary shutdown or operational disruption of CRO trading venues, lending institutions, institutional investors, validators, custodians or other major participants in the Cronos ecosystem, due to fraud, business failure, cybersecurity events, government-mandated regulation, bankruptcy, or for any other reason, may result in a decline in confidence in CRO and the broader Cronos ecosystem and greater volatility in the price of CRO. For example, in 2022, each of Celsius Network, Voyager Digital, Three Arrows Capital, FTX Trading Ltd., and BlockFi filed for bankruptcy, following which the market prices of Bitcoin and other digital assets significantly declined. The SEC also alleged as part of its June 5, 2023, complaint that Binance Holdings Ltd. committed strategic and targeted “wash trading” through its affiliates to artificially inflate the volume of certain digital assets traded on its exchange. In addition, in June 2023, the SEC announced enforcement actions against Coinbase, Inc., and Binance Holdings Ltd., two providers of large trading venues for digital assets, which similarly was followed by a decrease in the market price of Bitcoin and other digital assets. These were followed in November 2023, by an SEC enforcement action against Kraken, another large trading venue for digital assets. While the current U.S. presidential administration has dismissed these enforcement actions, it is uncertain when or whether new enforcement actions may be brought. The price of the Combined Company’s Class A Common Stock may be affected by the value of the Combined Company’s CRO holdings and the failure of a major participant in the Cronos ecosystem could have a material adverse effect on the market price of the Combined Company’s Class A Common Stock.

The Combined Company’s compliance and risk management methods might not be effective and may result in outcomes that could adversely affect the Combined Company’s reputation, operating results and financial condition.

The Combined Company’s ability to comply with applicable complex and evolving laws, regulations and rules will be largely dependent on the establishment, maintenance and scaling of its compliance, internal audit and reporting systems, as well as its ability to attract and retain qualified compliance and other risk management personnel. We cannot assure you that the Combined Company’s policies and procedures will always be effective or that the Combined Company will always be successful in monitoring or evaluating the risks to which it may be exposed in all market environments or against all types of risks, including unidentified or unanticipated risks. The Combined Company’s risk management policies and procedures are expected to rely on a combination of technical and human controls and supervision that are subject to error and failure. Some of the Combined Company’s methods for managing risk are discretionary by nature and are based on internally developed controls and observed historical market behavior, and also involve reliance on standard industry practices. Accordingly, in the future, the Combined Company may identify gaps in such policies and procedures or existing gaps may become higher risk, and may require significant resources and management attention. The Combined Company’s risk management policies and procedures also may not adequately prevent losses due to technical errors if its testing and quality control practices are not effective in preventing failures. In addition, the Combined Company may elect to adjust the Combined Company’s risk management policies and procedures to allow for an increase in risk tolerance, which could expose it to the risk of greater losses.

Any potential regulators who may have jurisdiction over us, including in the future, may periodically review the Combined Company’s compliance program, including its policies and procedures, and with applicable law. The Combined Company may from time to time receive examination reports citing violations of applicable law and inadequacies in existing compliance programs requiring it to enhance certain practices with respect to the Combined Company’s practices or compliance program, including due diligence, training, monitoring, reporting and recordkeeping. If the Combined Company fails to comply with these, or do not adequately remediate certain findings, regulators and financial institution partners could take a variety of actions that could impair the Combined Company’s ability to conduct its business, including, but not limited to, delaying, denying, withdrawing or conditioning approval of certain products, services and activities. In addition, regulators have broad enforcement powers to censure, fine, issue cease and desist orders, that may prohibit it from engaging in some of the Combined Company’s business activities, or revoke any licenses it may obtain in the future. The Combined Company face significant intervention by regulatory authorities, including extensive auditing and surveillance activities, and will continue to face the risk of significant intervention by regulatory authorities and potential future financial institution partners in the future. In the case of non-compliance or alleged non-compliance, it could be subject to investigations and proceedings that may result in substantial penalties or civil lawsuits, including by customers, for damages, which can be a significant loss to it or the Combined Company’s financial institution partner(s). Any of these outcomes would adversely affect the Combined Company’s reputation and brand and its business, operating results and financial condition. Some of these outcomes could adversely affect the Combined Company’s ability to conduct its business.

We expect the Combined Company to engage in other CRO-related activities, including participating in staking activities and operating a validator node, all of which are subject to regulation. The Combined Company has not previously engaged in these business lines and it may be unable to implement our business plan, including, without limitation, due to operational challenges, significant competition and regulation.

The Combined Company may engage in other CRO-related activities, which may be subject to regulation. The Combined Company have not previously engaged in these CRO related activities and it may be unable to implement the Combined Company’s business plan, including, without limitation, due to operational challenges, significant competition and regulation. The Combined Company may also incur indebtedness or enter into other financial instruments in the future that may be collateralized by the Combined Company’s CRO holdings or pursue other strategies to create income streams or otherwise generate funds using its CRO holdings. These offerings are expected to be highly regulated, any failure to obtain or maintain necessary money transmission, banking services and/or virtual currency business activity registrations and licenses, or comply with any applicable laws, rules and regulations could adversely affect the Combined Company’s ability to offer these services. See “CRO’s status as a product that may be offered and sold as a “security” in any relevant jurisdiction, as well as the status of CRO-related products and activities in general, is subject to uncertainty, and if the Combined Company is unable to properly characterize such products or activities, the Combined Company may be subject to regulatory scrutiny, inquiries, investigations, fines and other penalties, which may adversely affect the Combined Company’s business, operating results and financial condition.” Regulators and payment processors have historically taken actions relating to access to banking services. Heightened scrutiny by regulators could be detrimental to the Combined Company’s long-term strategy and failure to comply with regulators during and after its engagement in such activities could damage its brand, reputation, business, operating results and financial condition.

Further, the Combined Company has not previously engaged in such CRO-related products or activities, and it may be unable to implement a business strategy to successfully deliver these services. We cannot guarantee the Combined Company’s success to deliver these services. However, if the Combined Company fails to keep pace with rapid industry changes to provide new and innovative products and services, and are unable to offer such financial services to generate revenue, this could adversely impact the Combined Company’s business, operating results and financial condition. The further development and acceptance of cryptocurrency networks and other cryptocurrencies financial services, which represent a new and rapidly changing industry, are subject to a variety of factors that are difficult to predict and evaluate. Conversely, the slowing or stopping of the development or acceptance of digital asset systems may also adversely affect the Combined Company’s ability to implement this business strategy.

Even if the Combined Company is able to expand the Combined Company’s operations to include additional CRO-related products, services or activities, we cannot guarantee that it will convince future customers to use these products or services, or that any future activities would be fruitful. If the Combined Company’s future customers decrease their level of engagement with its products, services and platform, its business, operating results and financial condition may be significantly harmed.

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

A hard fork may adversely affect the price of CRO at the time of announcement or adoption. For example, the announcement of a hard fork could lead to increased demand for the pre-fork digital asset, in anticipation that ownership of the pre-fork digital asset would entitle holders to a new digital asset following the fork. The increased demand for the pre-fork digital asset may cause the price of the digital asset to rise. After the hard fork, it is possible the aggregate price of the two versions of the digital asset running in parallel would be less than the price of the digital asset immediately prior to the fork. While the Combined Company will determine which network is generally accepted as the Cronos network and should therefore be considered the appropriate network for the Combined Company’s purposes, there is no guarantee that the Combined Company will choose the network and the associated digital asset that is ultimately the most valuable fork. Either of these events could therefore adversely impact the value of the shares of the Combined Company’s Class A Common Stock.

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

Crypto.com Custody, which will be the custodian of the Combined Company’s CRO, retains the right, in its sole discretion, to determine whether or not to support (or cease supporting) a forked network. The outcome of such decisions by Crypto.com Custody may impact the price of the Combined Company’s Class A Common Stock.

Airdrops.

Owners of CRO may also become subject to an “airdrop.” In an airdrop, the promoters of a different digital asset, typically one that is newly launched, will send that digital asset to the wallet of holders of an existing digital asset for no charge. Airdrops are not always announced and while in some cases the wallet owner needs to take a step to “claim” the new digital asset, in other cases, the wallet owner possesses the new digital asset without taking any actions. For example, in March 2017, the promoters of Stellar Lumens announced that anyone that owned Bitcoin as of June 26, 2017, could claim, until August 27, 2017, a certain amount of Stellar Lumens. Airdrops are not included in the CROUSD_RR index under its current methodology. the Combined Company may or may not participate in airdrops.

If the Combined Company notifies Crypto.com Custody in writing of an upcoming airdrop, it may, among other actions, elect to: (i) custody the airdropped digital asset for an additional fee or (ii) not pursue obtaining the airdropped digital assets. The outcome of such decisions by Crypto.com Custody may impact the price of the Combined Company’s Class A Common Stock.

In the ordinary course of business managing its CRO holdings as a CRO treasury company, the Combined Company may purchase CRO through spot markets which may be exposed to fraud and market manipulation, including through front running and wash trading, which may adversely affect the value of the shares of the Combined Company’s Class A Common Stock.

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

The potential consequences of a spot market’s failure or failure to prevent market manipulation could adversely affect the value of the shares of the Combined Company’s Class A Common Stock. Any market abuse, and a loss of investor confidence in CRO, may adversely impact pricing trends in CRO markets broadly, as well as an investment in shares of the Combined Company’s Class A Common Stock.

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

To the extent that wash trading either occurs or appears to occur in spot markets on which CRO trades, investors may develop negative perceptions about CRO and the digital assets industry more broadly, which could adversely impact the price CRO and, therefore, the price of shares of the Combined Company’s Class A Common Stock. Wash trading also may place more legitimate digital asset exchanges at a relative competitive disadvantage.

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

If the digital asset award or transaction fees for recording transactions on the Cronos network are not sufficiently high to incentivize validators may demand high transaction fees, which could negatively impact the value of CRO and the value of the Combined Company’s Class A Common Stock.

During the course of the block validation processes, validators can exercise the discretion to select which transactions to include within a block and in what order to include these transactions. Beyond the standard block reward and transaction fees, validators have the ability to extract what is known as Maximal Extractable Value (“MEV”) by strategically choosing, reordering, or excluding certain transactions during block production in return for increased transaction fees or other forms of revenue for such validators. In blockchain networks that facilitate DeFi protocols in particular, such as the Cronos EVM layer, users may attempt to gain an advantage over other users by offering additional fees to validators for effecting the order or inclusions of transactions within a block. Certain software solutions, such as MEV Boost by Flashbots, have been developed which facilitate validators and other parties in the ecosystem in capturing MEV. The presence of MEV may incentivize associated practices such as sandwich attacks or front running that can have negative repercussions on DeFi users. A “sandwich attack” is executed by placing two transactions around a large, detected transaction to capitalize on the expected price impact. For instance, a market participant might identify a sizable transaction within the mempool that will significantly alter an asset’s price on a decentralized exchange. The participant could then, for example, orchestrate a transaction bundle: one transaction to acquire the asset prior to the detected transaction, followed by the large transaction itself, and a final transaction to sell the asset after the market price has increased due to the large transaction’s execution. Such transaction bundles can be submitted to validators through mechanisms like MEV-Boost, with validators receiving a share of the profits as an incentive to include the specific transaction bundle in the block. In the context of MEV, “front running” is said to occur when a user spots a transaction in the publicly visible so-called memory pool (“mempool”) of pending but unexecuted transactions awaiting validation, and then pays a high transaction fee to a validator to have their transaction executed on a priority basis in a manner designed to profit from the pending but unexecuted transaction that is still in the mempool. MEV may also compromise the predictability of transaction execution, which may deter usage of the network as a whole. Although based on widely available information given that transactions in the mempool are publicly visible, any potential perception of MEV as unfair manipulation may also discourage users and other stakeholders from engaging with DeFi protocols, the Cronos EVM layer, or the Cronos network in general. In addition, it’s possible regulators or legislators could enact rules that restrict practices associated with MEV, which could diminish the popularity of the Cronos network among users and validators. Any of these or other outcomes related to MEV may adversely affect the value of CRO and the value of the Combined Company’s Class A Common Stock.

CRO is susceptible to various types of malicious attacks, including a “33%” attack or a “>66%” attack, and such an attack, even temporarily, could adversely impact the price of CRO and the value of shares of the Combined Company’s Class A Common Stock.

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

For example, in May 2019, the Bitcoin Cash network experienced a 51% attack when two large mining pools reversed a series of transactions in order to stop an unknown miner from taking advantage of a flaw in a recent Bitcoin Cash protocol upgrade. Although this particular attack was arguably benevolent, the fact that such coordinated activity was able to occur may negatively impact perceptions of the Bitcoin Cash network. Although the two attacks described above took place on proof-of-work-based networks, it is possible that a similar attack may occur on the Cronos network, which could negatively impact the value of CRO and the value of the shares of the Combined Company’s Class A Common Stock.

Although there are no known reports of malicious activity on, or control of, the Cronos network, if groups of coordinating or connected CRO holders that together have more than 66% of outstanding CRO were to stake that CRO and run validators, they could exert authority over the validation of CRO transactions. This risk is heightened if over 66% of the validating power on the network falls within the jurisdiction of a single governmental authority. If network participants, including the core developers and the administrators of validating pools, do not act to ensure greater decentralization of CRO, the feasibility of a malicious actor obtaining control of the validating power on the Cronos network will increase, which may adversely affect the value CRO and the value of the shares of the Combined Company’s Class A Common Stock.

A malicious actor may also obtain control over the Cronos network through its influence over core developers by gaining direct control over a core developer or an otherwise influential programmer. To the extent that users and validators accept amendments to the source code proposed by the controlled core developer, other core developers do not counter such amendments, and such amendments enable the malicious exploitation of the Cronos network, the risk that a malicious actor may be able to obtain control of the Cronos network in this manner exists. Moreover, it is possible that a group of that together control more than 66% of outstanding CRO are in fact part of the initial or core developer group, or are otherwise influential members of the Cronos community. To the extent that the initial or existing core developer groups also control more than the relevant thresholds of outstanding CRO, as some believe, the risk of and arising from this particular group of users obtaining control of the validating power on the Cronos network will be even greater and, should this materialize, it may adversely affect the value of the shares of the Combined Company’s Class A Common Stock.

If any of these exploitations or attacks occur, it could result in a loss of public confidence in CRO and a decline in the value of CRO and, as a result, adversely impact the Combined Company’s Class A Common Stock.

Although the Combined Company will have relevant due diligence procedures at the closing of the Business Combination regarding AML and know-your-customer (“KYC”), these procedures may fail to prevent illegal transactions, which could subject the Combined Company to criminal and civil liabilities and impact the value of shares of the Combined Company’s Class A Common Stock.

Although transaction details of peer-to-peer transactions are recorded on the Cronos network, a buyer or seller of digital assets on a peer-to-peer basis directly on the Cronos network may never know to whom the public key belongs or the true identity of the party with whom it is transacting. Public key addresses are randomized sequences of alphanumeric characters that, standing alone, do not provide sufficient information to identify users. In addition, certain technologies may obscure the origin or chain of custody of digital assets. The opaque nature of the market poses asset verification challenges for market participants, regulators and auditors and gives rise to an increased risk of manipulation and fraud, including the potential for Ponzi schemes, bucket shops and pump and dump schemes. Digital assets have in the past been used to facilitate illicit activities. If a digital asset was used to facilitate illicit activities, businesses that facilitate transactions in such digital assets could be at increased risk of potential criminal or civil lawsuits, or of having banking or other services cut off, and such digital asset could be removed from digital asset exchanges. Any of the aforementioned occurrences could adversely affect the price of the relevant digital asset, the attractiveness of the respective blockchain network and an investment in the Combined Company’s Class A Common Stock. If the Combined Company were to transact with a sanctioned entity, it would be at risk of potential criminal or civil lawsuits or liability.

The Combined Company aims to take measures with the objective of reducing illicit financing risks in connection with the Combined Company’s activities. However, illicit financing risks are present in the digital asset markets, including markets for CRO. There can be no assurance that the measures employed by the Combined Company will prove successful in reducing illicit financing risks, and the Combined Company will be subject to the complex illicit financing risks and vulnerabilities present in the digital asset markets. If such risks eventuate, the Combined Company could face civil or criminal liability, fines, penalties, or other punishments, be subject to investigation, have the Combined Company’s assets frozen, lose access to banking services or services provided by other service providers, or suffer disruptions to their operations, any of which could negatively affect the Combined Company’s ability to operate or cause losses in value of the shares of the Combined Company’s Class A Common Stock.

At the closing of the Business Combination, the Combined Company will have adopted and implemented policies and procedures that are designed to ensure that the Combined Company does not violate applicable AML and sanctions laws and regulations and to comply with any applicable KYC laws and regulations. Despite these policies and procedures expected to be implemented at Closing, such measures may not fully mitigate the occurrence of impact of such risks. The Combined Company aims to only interact with known authorized third party service providers with respect to whom it has engaged in a due diligence process to ensure a thorough KYC process, such as Crypto.com Custody.

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

There is no guarantee that such procedures will always be effective. If third parties have inadequate policies, procedures and controls for complying with applicable anti-money laundering and applicable sanctions laws or the Combined Company’s diligence is ineffective, violations of such laws could result, which could result in regulatory liability for the Combined Company under such laws, including governmental fines, penalties, and other punishments, as well as potential liability to or cessation of services by Crypto.com Custody. Any of the foregoing could impact the value of the Combined Company’s Class A Common Stock or negatively affect the Combined Company’s ability to operate.

Any name change and any associated rebranding initiative of CRO may not be favorably received by the digital asset community, which could negatively impact the value of CRO and the value of the Combined Company’s Class A Common Stock.

From time to time, digital assets may undergo name changes and associated rebranding initiatives. For example, in 2022, CRO was rebranded to Cronos to better align itself with the decentralized and growing Cronos network, Bitcoin Cash may sometimes be referred to as Bitcoin ABC in an effort to differentiate itself from any Bitcoin Cash hard forks, such as Bitcoin Satoshi’s Vision, and in the third quarter of 2018, the team behind ZEN rebranded and changed the name of ZenCash to “Horizen.” We cannot predict the impact of any name change and any associated rebranding initiative on CRO. After a name change and an associated rebranding initiative, a digital asset may not be able to achieve or maintain brand name recognition or status that is comparable to the recognition and status previously enjoyed by such digital asset. The failure of any name change and any associated rebranding initiative by a digital asset may result in such digital asset not realizing some or all of the anticipated benefits contemplated by the name change and associated rebranding initiative, and could negatively impact the value of CRO and the value of the Combined Company’s Class A Common Stock.

Risks Related to Being a Public Company

The market price of the Combined Company’s Class A Common Stock may be volatile and decline materially as a result of volatility in CRO or the digital asset markets generally, or for other reasons.

The trading price of the Combined Company’s Class A Common Stock following consummation of the Business Combination is likely to be volatile. The stock market has recently experienced and in the future may experience extreme volatility. This volatility has often been unrelated or disproportionate to the operating performance of particular companies. Shareholders may not be able to resell their shares of the Combined Company’s Class A Common Stock at an attractive price due to a number of factors such as the following:

●	the Combined Company’s operating and financial performance and prospects;
●	risk of the Combined Company’s credit rating being downgraded;
●	the Combined Company’s quarterly or annual earnings or those of other companies in its industry compared to market expectations;
●	conditions that impact demand for the Combined Company’s future products and/or services;
●	future announcements concerning the Combined Company’s business, its customers’ businesses or its competitors’ businesses;
●	the public’s reaction to the Combined Company’s press releases or other public announcements and filings with the SEC;
●	the market’s reaction to the Combined Company’s reduced disclosure and other requirements as a result of being an “emerging growth company” under the JOBS Act;
●	the size of the Combined Company’s public float;
●	volatility in CRO, the Combined Company’s principal asset;
●	the control by Crypto.com Sub over the Combined Company, which results in the Combined Company being expected to qualify as a “controlled company” under securities exchange rules, and may create conflicts of interest between the Combined Company and Crypto.com Sub;
●	coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;
●	market and industry perception of the Combined Company’s success, or lack thereof, in pursuing its strategy;
●	strategic actions by the Combined Company or its competitors, such as acquisitions or restructurings;
●	changes in laws or regulations which adversely affect the Combined Company’s industry or the Combined Company;
●	privacy and data protection laws, privacy or data breaches, or the loss of data;
●	changes in the Combined Company’s accounting standards, policies, guidance, interpretations or principles;
●	changes in the Combined Company’s senior management or key personnel;
●	issuances, exchanges or sales, or expected issuances, exchanges or sales of the Combined Company’s Class A Common Stock;
●	changes in the Combined Company’s dividend policy;

●	the lack of voting rights;
●	failure by the Combined Company to comply with regulatory requirements, including those related to governance and control requirements in particular jurisdictions, international sanctions or a change in regulations or enforcement policies that adversely affects the Combined Company’s operations;
●	adverse resolution of new or pending investigation, regulatory action or litigation against the Combined Company; and
●	changes in general market, economic and political conditions in the United States and other global economies or financial markets, including those resulting from inflation and related monetary policy in response to inflation, natural disasters, terrorist attacks, acts of war and responses to such events.

Broad market and industry factors may materially reduce the market price of the Combined Company’s Class A Common Stock, regardless of the Combined Company’s operating performance. In addition, price volatility may be greater if the public float and trading volume of the Combined Company’s Class A Common Stock is low. As a result, shareholders may suffer a loss on their investments.

The Combined Company’s share price may be exposed to additional risks because the Combined Company’s business will change through a “de-SPAC” transaction. There has been increased focus by government agencies on such transactions, and we expect that increased focus to continue. The Combined Company may be subject to increased scrutiny by the SEC and other government agencies on holders of the Combined Company securities as a result, which could adversely affect the price of the Combined Company’s Class A Common Stock.

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

The Combined Company cannot be certain if it will generate sufficient cash through accumulation and active management of its CRO holdings, its establishment and operation of a Cronos validator node and undertaking staking activities to fund future operations or growth of its business. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, the Combined Company may be unable to invest in future growth opportunities, which could harm the Combined Company’s business, operating results and financial condition. The Combined Company may from time to time issue debt in order to further its CRO acquisition strategy. If the Combined Company incurs additional debt, the debt holders could also have rights senior to holders of the Combined Company’s Class A Common Stock to make claims on the Combined Company’s assets. The terms of any debt could restrict the Combined Company’s operations, including its ability to pay dividends on the Combined Company’s Class A Common Stock. As a result, the Combined Company shareholders bear the risk of future issuances of debt securities reducing the value of the Combined Company’s Class A Common Stock.

The issuance of additional shares or convertible securities by the Combined Company could make it difficult for another company to acquire the Combined Company, may dilute the ownership of the Combined Company shareholders and could adversely affect the price of the Combined Company’s Class A Common Stock.

The Combined Company may obtain additional financing and may issue additional shares and/or offer debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity and/or shares of preferred stock. Issuing additional shares of the Combined Company’s Class A Common Stock, other equity securities, and/or securities convertible into equity may dilute the economic and voting rights of the Combined Company’s existing shareholders, reduce the market price of outstanding shares of the Combined Company’s Class A Common Stock, or both. Securities convertible into equity could be subject to adjustments in the conversion ratio, pursuant to which certain events may increase the number of equity securities issuable upon conversion. Shares of preferred stock could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could further limit the Combined Company’s ability to pay dividends to the holders of the Combined Company’s Class A Common Stock. The potential issuance of additional securities may delay or prevent a change in control of the Combined Company, discourage bids for its securities at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of its securities, including the Combined Company’s Class A Common Stock. The Combined Company’s decision to issue securities in any future offering will depend on market conditions and other factors beyond its control, which may adversely affect the amount, timing or nature of its future offerings. As a result, holders of the Combined Company’s Class A Common Stock bear the risk that the Combined Company’s future offerings and exercise of any options under any stock option plans that the Combined Company may implement may reduce the market price of the Combined Company’s Class A Common Stock and dilute their percentage ownership.

Future resales of the Combined Company’s Class A Common Stock after the consummation of the Business Combination may cause the market price of the Combined Company’s securities to drop significantly, even if the Combined Company’s business is doing well.

After the consummation of the Business Combination and subject to certain exceptions, the Combined Company’s Class A Common Stock held or acquired by the Sponsor, the Sellers and certain other parties will be locked-up and subject to transfer restrictions, as described below, subject to certain exceptions.

However, following the expiration of such lock-up, the Sponsor and the Sellers will not be restricted from selling the Combined Company’s Class A Common Stock held by them, other than by applicable securities laws. Upon completion of the Business Combination and assuming that none of our Class A Ordinary Shares are redeemed in connection with the Business Combination and based on the other assumptions included elsewhere in this proxy statement/prospectus, the Sellers and the Sponsor will collectively beneficially own approximately 88.08% of the outstanding shares of the Combined Company’s Common Stock at Closing. Assuming a maximum redemption of 17,250,000 of our Class A Ordinary Shares in connection with the Business Combination, and based on the other assumptions included elsewhere in this proxy statement/prospectus, in the aggregate, the ownership of the Sponsor and the Sellers would rise to 99.90% of the outstanding shares of the Combined Company’s Common Stock at Closing. These scenarios assume that no shares of the Combined Company’s Class A Common Stock are issued and outstanding under the Combined Company’s proposed equity incentive plan (the “Equity Incentive Plan”).

At the closing of the proposed Business Combination, the Sponsor, TMTG, Crypto.com Sub, the Company and certain other holders named therein will amend and restate the existing registration rights agreement dated June 26, 2025 between the Sponsor and the Company (the “Amended and Restated Registration Rights Agreement”). Pursuant to the Amended and Restated Registration Rights Agreement, the Combined Company will agree to register for resale, pursuant to Rule 415 under the Securities Act, shares of the Combined Company’s Class A Common Stock that are held by the Sponsor, the Sellers and certain other parties. Pursuant to the Amended and Restated Registration Rights Agreement, certain of the parties thereto will have customary registration rights, including demand and piggy-back rights, subject to certain requirements and customary conditions. We estimate that up to an aggregate of 121,041,877 shares of the Combined Company’s Class A Common Stock will be subject to registration rights pursuant to the Amended and Restated Registration Rights Agreement immediately following the Closing, representing approximately 82% of the total issued and outstanding shares of the Combined Company’s Class A Common Stock following the consummation of the Business Combination, excluding the impact of the Forced Exercise Warrants and the second and third Earnout Warrants and assuming, among other things, that neither the Company nor the Combined Company enter into an additional financing arrangements after the date hereof and prior to Closing, that none of our existing shareholders exercise redemption rights with respect to their public shares upon consummation of the Business Combination, that there are no dissenting Company shareholders, that the Sellers consummate their respective contributions to us as and when required under the Contribution Agreements, that all our Units are immediately exchanged into shares of the Combined Company’s Class A Common Stock, that the closing price of our Class A Ordinary Shares is $10.00, and that no shares of the Combined Company’s Class A Common Stock are issued pursuant to the Equity Incentive Plan. As restrictions on resale end and registration statements (filed after the Closing to provide for the resale of such shares from time to time) are available for use, the sale or possibility of sale of these shares could have the effect of increasing the volatility in the market price of the Combined Company’s Class A Common Stock and the market price of the Combined Company’s Class A Common Stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

The Combined Company will incur significant costs post-Business Combination as a result of being a public company, including additional legal, accounting, insurance and other expenses, as well as costs associated with public company reporting requirements.

The Combined Company will incur significant legal, accounting, insurance and other expenses, including costs associated with public company reporting requirements following the consummation of the Business Combination. The Combined Company will incur significant costs associated with complying with the requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and related rules implemented by the SEC and Nasdaq, or any other national securities exchange on which it may list its securities. The Combined Company expects these laws and regulations to increase its legal and financial compliance costs following the consummation of the Business Combination and to render some activities more time-consuming and costly, although the Combined Company is currently unable to estimate these costs with any degree of certainty. The Combined Company is expected to need to hire additional employees following the consummation of the Business Combination or engage outside consultants to comply with these requirements, which will increase its post-Business Combination costs and expenses. These laws and regulations could make it more difficult or costly for the Combined Company to obtain certain types of insurance, including directors’ and officers’ liability insurance, and the Combined Company may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for the Combined Company to attract and retain qualified persons to serve on the Combined Company Board or board committees or as executive officers. Furthermore, if the Combined Company is unable to satisfy its obligations as a public company, it could be subject to delisting of its the Combined Company’s Class A Common Stock, fines, sanctions and other regulatory action and potentially civil litigation.

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

Section 404 of the Sarbanes-Oxley Act will require the Combined Company to evaluate the effectiveness of its internal control over financial reporting as of the end of each fiscal year, including a management report assessing the effectiveness of its internal control over financial reporting beginning with its first Annual Report on Form 10-K for the year in which the Business Combination is consummated. Additionally, once the Combined Company ceases to be an emerging growth company, its independent registered accounting firm will also be required to attest to the effectiveness of its internal control over financial reporting in each Annual Report on Form 10-K to be filed with the SEC. The Combined Company may in the future identify material weaknesses or significant deficiencies that it may be unable to remedy before the requisite deadline for those reports. The Combined Company’s ability to comply with the annual internal control reporting requirements will depend on the effectiveness of its financial reporting and data systems and controls across its company. The Combined Company expects these systems and controls to involve significant expenditures and to become increasingly complex as its business grows. To effectively manage this complexity, the Combined Company will need to continue to improve its operational, financial and management controls and its reporting systems and procedures. Any weaknesses or deficiencies or any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm its operating results and cause it to fail to meet its financial reporting obligations or result in material misstatements in its financial statements, which could adversely affect the Combined Company’s business and reduce the market price of the Combined Company’s Class A Common Stock.

The Combined Company will be an “emerging growth company.” The reduced public company reporting requirements applicable to emerging growth companies may make the Combined Company’s Class A Common Stock less attractive to investors.

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

The Combined Company cannot predict whether investors will find the Combined Company’s Class A Common Stock less attractive if it relies on these exemptions. If some investors find the Combined Company’s Class A Common Stock less attractive as a result, there may be a less active trading market for the Combined Company’s Class A Common Stock. The market price of the Combined Company’s Class A Common Stock may be more volatile.

The Combined Company expects to remain an emerging growth company until the earlier of (i) the last day of the fiscal year (1) following the fifth anniversary of the closing of the Business Combination, (2) in which the Combined Company has total annual gross revenue of at least $1.235 billion, or (3) in which the Combined Company is deemed to be a large accelerated filer, which means the market value of the Combined Company’s common equity that is held by non-affiliates equaled or exceeded $700 million as of the end of that year’s second fiscal quarter, and (ii) the date on which the Combined Company has issued more than $1 billion in non-convertible debt securities during the prior three-year period.

If securities or industry analysts do not publish research or reports about the Combined Company’s business or publish negative reports, the market price of the Combined Company’s Class A Common Stock could decline.

The trading market for the Combined Company’s Class A Common Stock will be influenced by the research and reports that industry or securities analysts publish about the Combined Company, the Combined Company’s business. The Combined Company may be unable or slow to attract research coverage and if one or more analysts cease coverage of the Combined Company, the price and trading volume of the Combined Company’s securities would likely be negatively impacted. If any of the analysts that may cover the Combined Company change their recommendation regarding the Combined Company’s securities adversely, or provide more favorable relative recommendations about the Combined Company’s competitors, the price of the Combined Company’s securities would likely decline. If any analyst that may cover the Combined Company ceases covering the Combined Company or fails to regularly publish reports on the Combined Company, it could lose visibility in the financial markets, which could cause the price or trading volume of the Combined Company’s securities to decline. If one or more of the analysts who cover the Combined Company downgrades the Combined Company’s Class A Common Stock or if the Combined Company’s reporting results do not meet their expectations, the market price of the Combined Company’s Class A Common Stock could decline. Moreover, the market price of the Combined Company’s Class A Common Stock may decline after the Business Combination if the Combined Company does not achieve the perceived benefits of the Business Combination as rapidly or to the extent anticipated by financial analysts, or the effect of the Business Combination on the Combined Company’s financial results is not consistent with the expectations of financial analysts. Accordingly, holders of the Combined Company’s Class A Common Stock following the consummation of the Business Combination may experience a loss as a result of a decline in the market price of the Combined Company’s Class A Common Stock. In addition, a decline in the market price of the Combined Company’s Class A Common Stock following the consummation of the Business Combination could adversely affect the Combined Company’s ability to issue additional securities and to obtain additional financing in the future.

The Combined Company may be subject to material litigation, including individual and class action lawsuits, as well as investigations and enforcement actions by regulators and governmental authorities. These matters are often expensive and time consuming, and, if resolved adversely, could harm the Combined Company’s business, financial condition and operating results.

The Combined Company may from time to time become subject to claims, arbitrations, individual and class action lawsuits with respect to a variety of matters, including employment, consumer protection, advertising and securities. In addition, the Combined Company may from time to time become subject to, government and regulatory investigations, inquiries, actions or requests, other proceedings and enforcement actions alleging violations of laws, rules and regulations, both foreign and domestic. The scope, determination and impact of claims, lawsuits, government and regulatory investigations, enforcement actions, disputes and proceedings to which the Combined Company is subject cannot be predicted with certainty, and may result in:

●	substantial payments to satisfy judgments, fines or penalties;
●	substantial outside counsel, advisor and consultant fees and costs;
●	substantial administrative costs, including arbitration fees;
●	additional compliance and licensure requirements;
●	loss or non-renewal of then-existing licenses or authorizations, or prohibition from or delays in obtaining additional licenses or authorizations, required for the Combined Company’s business;
●	loss of productivity and high demands on employee time;
●	criminal sanctions or consent decrees;

●	termination of certain employees, including members of the Combined Company’s executive team;
●	barring of certain employees from participating in the Combined Company’s business in whole or in part;
●	orders that restrict the Combined Company’s business or prevent it from offering certain products or services;
●	changes to the Combined Company’s business model and practices;
●	an inability to deliver on the Combined Company’s strategy;
●	delays to planned transactions, product launches or improvements; and
●	damage to the Combined Company’s brand and reputation.

Regardless of the outcome, any such matters can have an adverse impact, which may be material, on the Combined Company’s business, operating results or financial condition because of legal costs, diversion of management resources, reputational damage and other factors.

The proposed bylaws for the Combined Company include an exclusive forum provision, which could limit a shareholder’s ability to obtain a favorable judicial forum for disputes with the Combined Company or its directors, officers or other employees.

The proposed bylaws for the Combined Company (the “Proposed Bylaws”) provide that unless the Combined Company consents in writing to the selection of an alternative forum, the sole and exclusive forum for any dispute, controversy, or claim that qualifies as an Internal Corporate Claim under Section 607.0208(4) of the Florida Business Corporation Act (the “FBCA”) and that cannot be required to be arbitrated under Section 607.0208(3) of the FBCA must be brought exclusively in a federal court located in Miami-Dade County, Florida, (or, if such court does not have jurisdiction, any Florida state court located in Miami-Dade County). Any (i) other dispute, controversy, or claim arising out of or relating to the proposed articles of incorporation for the Combined Company (the “Proposed Articles of Incorporation”) or the Proposed Bylaws, or any breach, termination, or the validity thereof, (ii) dispute, controversy, or claim arising out of the purchase or sale of a security brought under the laws of the United States, including the Securities Act, the Exchange Act, or the Trust Indenture Act, and any claim accompanying any such claim, and (iii) other dispute, controversy, or claim arising out of the purchase or sale of a security brought under any statute, common law, or regulation of any state or the United States, or any agency thereof, including, in each case, the applicable rules and regulations promulgated thereunder, and any claim accompanying any such claim (each a “Dispute”), are subject to separate arbitration provisions as detailed in the Bylaws and Articles of Incorporation and must be submitted exclusively to confidential, binding and final arbitration as provided in those separate arbitration provisions; provided, however, that any action (w) to compel arbitration, (x) to resolve any question of the arbitrator’s jurisdiction or the existence, scope or validity of this arbitration agreement or the arbitrability of any claim, (y) for interim or provisional remedies in aid of arbitration, and (z) with respect to any Dispute for which it has been determined that the arbitration of such Dispute is invalid, illegal or unenforceable, must further be brought exclusively in a federal court located in Miami-Dade County, Florida, (or, if such court does not have jurisdiction, any Florida state court located in Miami-Dade County) notwithstanding and without limiting the validity, legality or enforceability of this agreement to arbitrate in any other action or Dispute.

The exclusive forum provision in the Proposed Bylaws may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Combined Company or the Combined Company’s directors, officers, employees or agents, or could result in increased costs for a shareholder to bring a claim, particularly if they do not reside in or near Florida, both of which may discourage the filing of lawsuits with respect to such claims. Alternatively, if a court were to find the exclusive forum provision contained in the Proposed Bylaws to be inapplicable or unenforceable in an action, the Combined Company may incur additional costs associated with resolving such actions in other jurisdictions, which could adversely affect the Combined Company’s business, operating results and financial condition.

Risks Related to Ownership of the Combined Company Common Stock

Following the Business Combination

The Sellers whose interests may conflict with yours, can exercise significant influence over the Combined Company. The concentrated ownership of the Combined Company’s Common Stock may prevent you and other shareholders from influencing significant decisions and may prevent or discourage unsolicited acquisition proposals or offers for the Combined Company’s Common Stock, and that may adversely affect the trading price of the Combined Company’s Class A Common Stock.

Upon the closing of the Business Combination, the Sellers will beneficially own a significant portion of the Combined Company’s Common Stock. Further, each share of the Combined Company’s Class B Common Stock will have the right to one hundred (100) votes per share and all shares of the Combined Company’s Class B Common Stock will be owned by Crypto.com Sub1. For so long as Crypto.com Sub holds a significant portion of the voting interests of the Combined Company through its ownership of the Combined Company’s Class B Common Stock, it will have the ability to significantly influence decision-making with respect to the Combined Company’s business direction and policies.

The shares of the Combined Company’s Class B Common Stock will convert to shares of the Combined Company’s Class A Common Stock on a one-to-one basis, upon written notice or any transfer of shares of the Combined Company’s Class A Common Stock by Crypto.com Sub to any third party (other than its affiliates). Transfers of shares of the Combined Company’s Class A Common Stock held by the Sellers and the Sponsor will be subject to the provisions of the Lock-Up Agreements, pursuant to which the Sellers and the Sponsor will agree not to, subject to certain exceptions, transfer their shares of the Combined Company’s Class A Common Stock until the earlier of (i) the 12-month period ending on the first anniversary of the closing of the Business Combination and (ii) the date on which the Combined Company consummates a liquidation, merger, capital stock exchange, reorganization or other similar transaction after the closing of the Business Combination which results in all of the Combined Company’s shareholders having the right to exchange their shares of the Combined Company’s stock for cash, securities or other property.

The Sellers are also entitled to board designation rights and Crypto.com Sub has the exclusive right to designate and appoint the Chief Executive Officer of the Combined Company. Matters over which the Sellers may individually, directly or indirectly, exercise significant influence following the closing of the Business Combination include: (i) the election of the directors on the Combined Company Board and, in the case of Crypto.com Sub, the appointment of the Combined Company’s Chief Executive Officer; (ii) business combinations and other merger transactions requiring shareholder approval, including proposed transactions that would result in the Combined Company’s shareholders receiving a premium price for their shares; (iii) amendments to the Combined Company’s organizational documents, and (iv) increases or decreases in the size of the Combined Company Board. Such concentrated control may prevent or discourage unsolicited acquisition proposals or offers for the Combined Company’s Class A Common Stock that you may feel are in your best interest as one of the Combined Company’s shareholders. As a result, such concentrated control may adversely affect the market price of the Combined Company’s Class A Common Stock.

Crypto.com Sub, through its voting control of the Combined Company, is in a position to control actions that require shareholder approval and may make decisions that are adverse to other shareholders.

At closing of the Business Combination, Crypto.com Sub will own all of the outstanding the Combined Company’s Class B Common Stock. As a result, Crypto.com Sub will have the ability to exercise control over certain decisions requiring shareholder approval, including the election of directors, amendments to the Combined Company’s organizational documents and approval of significant corporate transactions, such as a merger or other sale of the Combined Company or its assets. In addition, the Combined Company Board will consist of three persons designated by Crypto.com Sub and one person designated by TMTG, although three of them will be required to qualify as independent directors under Nasdaq Rules. Accordingly, Crypto.com Sub will have significant influence over the Combined Company and the Combined Company’s decisions, including the appointment of management and any other action requiring a vote of the Combined Company Board. In addition, this concentration of ownership may have the effect of delaying, preventing or deterring a change in control of the Combined Company and may negatively affect the market price of the Combined Company’s Class A Common Stock.

1 Update with correct defined term once drafted

At closing of the Business Combination, holders of the Combined Company’s Class A Common Stock have the right to one (1) vote per share. The shares of the Combined Company’s Class B Common Stock will convert to shares of the Combined Company’s Class A Common Stock on a one-to-one basis, upon written notice or any transfer of shares of the Combined Company’s Class A Common Stock by Crypto.com Sub to any third party (other than its affiliates). Transfers of the Combined Company’s Class A Common Stock will be subject to the provisions of the Lock-Up Agreements that the Combined Company will enter into at closing of the Business Combination, pursuant to which the Sponsor, the Sellers and certain other parties thereto will agree not to, subject to certain exceptions, transfer their shares of the Combined Company’s Class A Common Stock until the earlier of (i) the one-year anniversary of the closing of the Business Combination and (ii) the date on which the Combined Company consummates a liquidation, merger, capital stock exchange, reorganization or other similar transaction after the closing of the Business Combination which results in all of the Combined Company’s shareholders having the right to exchange their shares of the Combined Company’s Common Stock for cash, securities or other property.

Securities of companies formed through business combinations involving SPACs such as the Combined Company may experience a material decline in price relative to the share price of the SPACs prior to such transaction.

The Company issued Class A Ordinary Shares for $10.00 per share upon the closing of our Initial Public Offering. As with other SPACs, each Public Share issued in our Initial Public Offering carries a right to have such share redeemed for a pro rata portion of the proceeds held in the Trust Account prior to the closing of the Business Combination. As of December 31, 2025, the redemption price per Public Share was approximately $10.22, which is the approximate redemption amount per Public Share based on the Trust Account balance as of December 31, 2025. Following the closing of the Business Combination, the shares of the Combined Company’s Class A Common Stock outstanding will no longer have any such redemption right and may be dependent upon the fundamental value of the Combined Company, as well as other relevant factors such as market conditions and trading multiples, and, similar to the securities of some other companies formed through mergers with SPACs in recent years, may be significantly less than $10.00 per share.

Volatility in the Combined Company’s share price could subject the Combined Company to securities class action litigation.

The market price of the shares of the Combined Company’s Class A Common Stock may be volatile and, in the past, companies that have experienced volatility in the market price of their shares have been subject to securities class action litigation. The Combined Company may be the target of this type of litigation and investigations. Securities litigation against the Combined Company could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm the Combined Company’s business.

Since the completion of our Initial Public Offering, there has been a precipitous drop in the market values of companies formed through business combinations involving SPACs. Accordingly, securities of companies such as the Combined Company may be more volatile than other securities and may involve special risks.

Since the completion of our Initial Public Offering, there has been a precipitous drop in the market values of companies formed through business combinations involving SPACs like ours. These include inflationary pressures, increases in interest rates and other adverse economic and market forces have contributed to these drops in market value for SPACs. As a result, the Public Shares are subject to potential downward pressures, which may result in high levels of exercises of redemptions rights, reducing the cash available from the Trust Account. If there are substantial redemptions by shareholders of the Company in connection with the Business Combination, there will be a lower public float of the Combined Company’s Class A Common Stock following the closing of the Business Combination, which may cause volatility in the price of the Combined Company’s securities and adversely impact its ability to secure financing following the closing of the Business Combination.

Currently, there is no public market for the shares of the Combined Company’s Class A Common Stock. Shareholders of the Company cannot be sure about whether the shares of the Combined Company’s Class A Common Stock will develop an active trading market or whether the Combined Company will be able to maintain the listing of the Combined Company’s Class A Common Stock in the future even if the Combined Company is successful in listing the Combined Company’s Class A Common Stock on Nasdaq or any other national securities exchange, which could limit investors’ ability to make transactions in shares of the Combined Company’s Class A Common Stock and subject the Combined Company to additional trading restrictions.

In connection with the Business Combination, each outstanding Company Class A Ordinary Share (including the Company’s Class A Ordinary Shares issued upon conversion of the Company’s Class B Ordinary Shares) and each of outstanding Company Class

B Ordinary Share will be converted automatically into one share of the Combined Company’s Class A Common Stock. Pursuant to the terms of the Business Combination Agreement, the Combined Company shall issue either the Combined Company’s Class A Common Stock or the Combined Company’s Class B Common Stock to certain of the Parties in accordance with the terms of the Business Combination Agreement. Prior to this transaction, the Combined Company has not issued any securities in the U.S. markets or elsewhere nor has there been extensive information about it, its businesses or its operations publicly available. The Company and the Combined Company have agreed to cause the shares of the Combined Company’s Class A Common Stock to be issued in connection with the Business Combination to be approved for listing on Nasdaq, or any other national securities exchange, prior to the effective time of the Business Combination. We cannot assure shareholders of the Company that the Combined Company will be able to meet the initial listing requirements. However, the Combined Company may be unsuccessful in listing the Combined Company’s Class A Common Stock on Nasdaq, or any other national securities exchange, and even if successful, the Combined Company may be unable to maintain the listing of the Combined Company’s Class A Common Stock in the future. A successful listing also does not ensure that a market for the shares of the Combined Company’s Class A Common Stock will develop or the price at which the shares will trade. No assurance can be provided as to the demand for or trading price of the shares of the Combined Company’s Class A Common Stock following the closing of the Business Combination and the shares of the Combined Company’s Class A Common Stock may trade at a price less than the current market price of the Company’s Class A Ordinary Shares.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” If shares of the Combined Company’s Class A Common Stock are not listed on Nasdaq or another national securities exchange, such shares would not qualify as covered securities and the Combined Company would be subject to regulation in each state in which the Combined Company offers its shares of the Combined Company’s Class A Common Stock because states are not preempted from regulating the sale of securities that are not covered securities.

Even if the Combined Company is successful in listing the Combined Company’s Class A Common Stock and developing a public market, there may not be enough liquidity in such market to enable the Combined Company shareholders to sell their shares of the Combined Company’s Class A Common Stock. If a public market for the shares of the Combined Company’s Class A Common Stock does not develop, investors may not be able to re-sell their shares of the Combined Company’s Class A Common Stock, rendering their shares illiquid and possibly resulting in a complete loss of their investment. The Combined Company cannot predict the extent to which investor interest in the Combined Company will lead to the development of an active, liquid trading market. The trading price of and demand for the shares of the Combined Company’s Class A Common Stock following the consummation of the Business Combination and the development and continued existence of a market and favorable price for the shares of the Combined Company’s Class A Common Stock will depend on a number of conditions, including the development of a market following, including by analysts and other investment professionals, the businesses, operations, results and prospects of the Combined Company, general market and economic conditions, governmental actions, regulatory considerations, legal proceedings and developments or other factors. These and other factors may impair the development of a liquid market and the ability of investors to sell shares at an attractive price. These factors also could cause the market price and demand for shares of the Combined Company’s Class A Common Stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares and may otherwise affect negatively the price and liquidity of the shares of the Combined Company’s Class A Common Stock. Many of these factors and conditions are beyond the control of the Combined Company or shareholders of the Combined Company.

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

The Combined Company expects to qualify as a “controlled company” as defined under the Nasdaq Rules, or any other national securities exchange on which its shares may be listed, since the Sellers will together beneficially own more than 50% of our total voting power. For so long as the Combined Company remains a controlled company under this definition, it is also permitted to elect to rely on certain exemptions from corporate governance rules. As a result, you will not have the same protection afforded to shareholders of companies that are subject to these corporate governance requirements. For example, controlled companies:

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

Risks Related to Taxation

Unrealized fair value gains on the Combined Company’s CRO holdings could cause it to become subject to the corporate alternative minimum tax under the Inflation Reduction Act of 2022.

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

Additionally, the Combined Company is required to adopt ASU 2023-08, under which CRO holdings must be measured at fair value in the Combined Company’s statement of financial position, with gains and losses from changes in the fair value of the Combined Company’s CRO recognized in net income each reporting period. When determining whether it is subject to CAMT and when calculating any related tax liability for an applicable tax year, the proposed regulations provide that, among other adjustments, its adjusted financial statement income must include any unrealized gains or losses reported in the applicable tax year.

Accordingly, as a result of the enactment of the IRA and the Combined Company’s adoption of ASU 2023-08, the Combined Company may be subject to CAMT in the 2026 taxable year and beyond. If the Combined Company becomes subject to CAMT, it could result in a material tax obligation that it would need to satisfy in cash, which could materially affect its financial results, including its earnings and cash flow, and its financial condition.

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

A 1% U.S. federal excise tax may be imposed on us in connection with our redemptions of our shares in connection with redemptions pursuant to the Business Combination.

Pursuant to the Inflation Reduction Act of 2022, commencing in 2023, a 1% U.S. federal excise tax is imposed on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations (each, a “covered corporation”). The excise tax is imposed on the repurchasing corporation and not on its shareholders. The U.S. Department of the Treasury (the “Treasury Department”) has authority to promulgate regulations and provide other guidance regarding the excise tax. In December 2022, the Treasury Department issued Notice 2023-2, indicating its intention to propose such regulations and issuing certain interim rules on which taxpayers may rely. In April 2024, the Treasury issued proposed regulations on which taxpayers may rely until final Treasury regulations addressing the Excise Tax are published, which generally adopt (but in some respects expand or modify) the rules and guidance set forth in the earlier notice. Taxpayers may rely on these proposed regulations until final regulations are issued. Although such notice and proposed Treasury regulations clarify certain other aspects of the Excise Tax remain unclear (including its application and operation with respect to SPACs), and the applicable rules are subject to change in Final Treasury Regulations.

Because the Company is a Cayman Islands exempted company and its securities trade on the Nasdaq, the Company is a “covered corporation” for purposes of the excise tax. Because the application for the excise tax is not entirely clear, any redemption or other repurchase effected by the Company in connection with the Business Combination may be subject to the excise tax. The extent to which we would be subject to the excise tax in connection with a redemption would depend on a number of factors, including: (i)

whether the redemption is treated as a repurchase of stock for purposes of the excise tax, (ii) the fair market value of the redemptions, (iii) the nature and amount of any private investment in public equity issuances, (iv) the nature and amount of the equity issued by us in connection with the Business Combination, including the shares issued to Crypto.com and TMTG shareholders in the Business Combination (or otherwise issued by the Company not in connection with the Business Combination but within the same taxable year of the redemption treated as a repurchase of stock), and (v) the content of any proposed or final regulations and other guidance from the Treasury Department. The excise tax is imposed on the repurchasing corporation and not on its shareholders. The amount of the excise tax is equal to 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. Any excise tax payable by us in connection with a redemption could affect our ability to complete the Business Combination.

Risks Related to the Business Combination and the Combined Company

If the perceived benefits of the proposed Business Combination do not meet the expectations of investors or securities analysts, the market price of our Class A Ordinary Shares could decline before the closing of the Business Combination, and the market price of the Combined Company’s securities could decline after closing.

Investor and analyst expectations may change over time. If perceived strategic, financial or operational benefits do not meet market expectations, our shares could decline prior to closing. The market value of our Class A Ordinary Shares at the time of the closing may differ significantly from the price on the date we executed the Business Combination Agreement, the date of this Annual Report, or any future shareholder meeting. Following the closing, the Combined Company’s Class A Common Stock price may fluctuate significantly due to factors including actual performance versus expectations, redemption levels and public float, trading liquidity, announcements or analyst reports, market conditions (including volatility on Nasdaq), and sentiment toward companies perceived as comparable or exposed to the Cronos ecosystem. Fluctuations in the price of Combined Company’s Class A Common Stock could contribute to the loss of all or part of your investment. Any of the factors listed below could have a material adverse effect on your investment, and the Company’s Class A Ordinary Shares before the closing of the Business Combination (or Combined Company’s Class A Common Stock after the closing of the Business Combination) may trade at a price significantly below the price you paid for it. In such circumstances, the trading price of the Company’s Class A Ordinary Shares before the Closing (or Combined Company’s Class A Common Stock after the closing of the Business Combination) may not recover and may experience a further decline.

Broad market and industry factors may materially harm the market price of Combined Company’s Class A Common Stock after the closing of the Business Combination, irrespective of the Combined Company’s operating performance. The stock market in general and Nasdaq have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of Combined Company’s securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies, notably in the Cronos financial services industry, which investors perceive to be similar to Combined Company, could depress the Combined Company’s stock price regardless of its business, prospects, financial conditions or results of operations. A decline in the market price for Combined Company’s Class A Common Stock also could adversely affect Combined Company’s ability to issue additional securities and Combined Company’s ability to obtain additional financing in the future.

Nasdaq may not list the Combined Company’s Class A Common Stock following the closing of the Business Combination, which could limit investors’ ability to trade those securities and subject them to additional trading restrictions.

In connection with the proposed Business Combination, we intend to seek approval to list the Combined Company’s Class A Common Stock on Nasdaq or another national securities exchange. Any such listing is subject to the Combined Company’s satisfaction of the applicable initial listing standards, which include, among other things, meeting minimum thresholds for the number of round lot holders, publicly held shares, market value and share price. We may be unable to satisfy these initial listing requirements at closing. Exchange listing is a condition to close under the transaction agreements, but the parties could agree to waive that condition. Further, even if the Combined Company’s securities are approved for listing, there can be no assurance that the Combined Company will be able to maintain such listing after closing. If the initial listing requirements are not met and the parties waive the related condition to closing, significant adverse consequences could result, including limited availability of market quotations for the Combined Company’s securities, reduced trading activity and liquidity for the Combined Company’s securities, diminished news and analyst coverage for the Combined Company, decreased ability to issue additional securities or obtain financing on favorable terms, and loss of “covered security” status under the National Securities Markets Improvement Act of 1996, a federal statute that prevents or pre-empts the states from regulating the sale of certain securities, which could subject offers and sales of the Combined Company’s securities to state “blue sky” regulation.

Legal proceedings related to the proposed Business Combination, the outcomes of which are uncertain, could delay or prevent completion of the transaction and result in significant costs.

Transactions of this type are frequently the subject of securities class actions, derivative actions and other litigation alleging, among other things, that proxy/registration statements or other disclosure documents include false or misleading statements or omit material information. Even if any such claims lack merit, responding to or defending litigation or regulatory proceedings could be costly, time-consuming and divert management’s attention and resources. Adverse rulings or settlements could result in monetary damages or other remedies. An injunction or other court order could delay or prevent the Business Combination from being completed or from being completed within the expected timeframe. Defending such lawsuits could require the Company and/or the Combined Company to incur significant costs and draw management’s attention away from the Business Combination. In addition, any such proceedings, whether commenced before or after closing, could negatively affect our liquidity and financial condition prior to closing and, if unresolved at closing, could adversely affect the Combined Company’s business, financial condition, results of operations and cash flows. Such legal proceedings could delay or prevent the Business Combination from becoming effective within the agreed-upon timeframe.

Subsequent to the consummation of the Business Combination, the Combined Company may be required to take write downs or write offs, restructuring and impairment or other charges that could negatively affect its financial condition, results of operations and share price.

Although we have conducted due diligence on the assets to be acquired or contributed in the Business Combination, we cannot assure you that such diligence has surfaced all material issues, that all material issues could be identified through customary diligence, or that other factors will not later arise. As a result, following the Business Combination, the Combined Company may be required to write down or write off assets, restructure operations, or incur impairment or other charges, which could result in reported losses. Even if certain risks were identified in diligence, unexpected risks may arise and previously known risks may materialize in ways not consistent with our analysis. While such charges may be non-cash and may not immediately impact liquidity, the fact that the Combined Company reports charges of this nature could contribute to negative market perceptions of the Combined Company or its securities. Accordingly, shareholders who remain investors following the Business Combination could experience a decline in the value of their shares, and there may be limited or no remedies for such loss.

We will incur significant transaction and transition costs in connection with the Business Combination.

We have incurred and expect to continue to incur significant, non-recurring costs in connection with consummating the Business Combination and preparing for public company operations following the Business Combination. We may also incur additional costs to retain key personnel. All expenses incurred in connection with the Business Combination Agreement and the Business Combination, including legal, accounting, consulting, investment banking and other fees and expenses, will be for the account of the party incurring such costs. These costs could be higher than expected and could adversely affect our cash position prior to closing and, if incurred or continuing thereafter, could adversely affect the Combined Company’s results of operations and cash flows.

Future resales of the Combined Company’s securities may cause the market price of such securities to decline, even if the Combined Company’s business is performing well.

Sales of securities into the public market after the proposed Business Combination - whether by us, by transaction counterparties who receive securities as consideration, by our Sponsor or other existing holders, or pursuant to registration rights - or the perception that such sales could occur, could adversely affect the market price of the Combined Company’s securities. These sales, or the market’s expectation of them, could also make it more difficult or less favorable for the Combined Company to raise additional equity capital in the future at times and prices it deems appropriate.

The Combined Company may issue additional shares or other equity securities without your approval, which would dilute your ownership interest and may depress the market price of the Combined Company’s Class A Common Stock.

Pursuant to the Combined Company’s Equity Incentive Plan, following the consummation of the Business Combination, the Combined Company may issue stock, which amount will automatically increase annually and may further be subject to increase. The Combined Company may also issue additional shares of the Combined Company Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without shareholder approval, in a number of circumstances.

The issuance of additional shares or other equity securities of equal or senior rank would have the following effects:

●	existing shareholders’ proportionate ownership interest in the Combined Company will decrease;
●	the amount of cash available per share, including for payment of dividends in the future, may decrease;
●	the relative voting strength of each share of previously outstanding common stock may be diminished; and
●	the market price of the Combined Company’s Class A Common Stock may decline.

Fluctuations in operating results, quarter to quarter earnings and other factors, including incidents involving customers and negative media coverage, may result in significant decreases in the price of Combined Company’s Class A Common Stock.

The stock markets experience volatility that is often unrelated to operating performance. These broad market fluctuations may adversely affect the trading price of Combined Company’s Class A Common Stock, and, as a result, there may be significant volatility in the market price of Combined Company’s Class A Common Stock. Separately, if the Combined Company is unable to achieve profitability in line with investor expectations, the market price of Combined Company’s Class A Common Stock will likely decline when it becomes apparent that the market expectations may not be realized. In addition to operating results, many economic and seasonal factors outside of the Combined Company’s control could have an adverse effect on the price of Combined Company’s Class A Common Stock and increase fluctuations in its results. These factors include certain of the risks discussed herein, operating results of other companies in the same industry, changes in financial estimates or recommendations of securities analysts, speculation in the press or investment community, negative media coverage or risk of proceedings or government investigation, change in government regulation, foreign currency fluctuations and uncertainty in tax policies, the possible effects of war, terrorist and other hostilities, other factors affecting general conditions in the economy or the financial markets or other developments affecting the Cronos financial services industry.

An active market for the Combined Company’s securities may not develop, which would adversely affect the liquidity and price of Combined Company’s securities.

The price of Combined Company’s securities may vary significantly due to factors specific to Combined Company as well as to general market or economic conditions. Furthermore, an active trading market for Combined Company’s securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Claims for indemnification by the Combined Company’s directors and officers may reduce its available funds to satisfy successful third-party claims against the Combined Company and may reduce the amount of money available to the Combined Company.

The Proposed Organizational Documents will provide that the Combined Company will indemnify its directors and officers, in each case to the fullest extent permitted by Florida law.

In addition, as permitted by Section 0850 of the FBCA, the amended and restated bylaws and its indemnification agreements that it will enter into with its directors and officers will provide that:

●	the Combined Company will indemnify its directors and officers for serving the Combined Company in those capacities or for serving other business enterprises at its request, to the fullest extent permitted by Florida law. Florida law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;
●	the Combined Company may, in its discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;
●	the Combined Company will be required to advance expenses, as incurred, to its directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;
●	the Combined Company will not be obligated pursuant to its amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against the Combined Company or its other indemnitees, except with respect to proceedings authorized by its board of directors or brought to enforce a right to indemnification;
●	the rights conferred in the amended and restated bylaws are not exclusive, and the Combined Company is authorized to enter into indemnification agreements with its directors, officers, employees and agents and to obtain insurance to indemnify such persons; and
●	the Combined Company may not retroactively amend its bylaw provisions to reduce its indemnification obligations to directors, officers, employees and agents.

The Combined Company will be deemed to be an “emerging growth company” and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, the Combined Company’s Class A Common Stock may be less attractive to investors.

The Combined Company will qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act, as of the closing of the Business Combination. As such, the Combined Company will be eligible for and intends to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as it continues to be an emerging growth company, including, but not limited to, (a) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (b) reduced disclosure obligations regarding executive compensation in the Combined Company’s periodic reports and proxy statements and (c) exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, the Combined Company’s shareholders may not have access to certain information they may deem important. The Combined Company will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of shares of the Combined Company’s Common Stock that are held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which it has total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which it has issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) December 31, 2030, which is the last day of the fiscal year following the fifth anniversary of the date of the first sale of Ordinary Shares in our Initial Public Offering. We cannot predict whether investors will find the Combined Company’s securities less attractive because it will rely on these exemptions. If some investors find the Combined Company’s securities less attractive as a result of its reliance on these exemptions, the trading prices of the Combined Company’s securities may be lower than they otherwise would be, there may be a less active trading market for the Combined Company’s securities and the trading prices of the Combined Company’s securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Combined Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

As an emerging growth company, the Combined Company may also take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to obtain an assessment of the effectiveness of the Combined Company’s internal controls over financial reporting from its independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find the Combined Company’s shares of common stock less attractive because it will rely on these exemptions. If some investors find the Combined Company’s shares of common stock less attractive as a result, there may be a less active market for its shares of common stock and its share price may be more volatile.

Anti-takeover provisions contained in the Combined Company’s Proposed Articles of Incorporation and Proposed Bylaws, as well as provisions of Florida law, could impair a takeover attempt.

The Proposed Articles of Incorporation and Proposed Bylaws for the Combined Company contain provisions that could have the effect of delaying or preventing changes in control or changes in the Combined Company’s management without the consent of the Combined Company’s board of directors. These provisions include:

●	no cumulative voting in the election of directors, which limits the ability of minority shareholders to elect director candidates;
●	the exclusive right of the Combined Company’s board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death, or removal of a director with or without cause by shareholders, which prevents shareholders from being able to fill vacancies on the Combined Company’s board of directors;
●	the ability of the Combined Company’s board of directors to determine whether to issue shares of the Combined Company’s preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without shareholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
●	a prohibition on shareholder action by written consent following the Voting Threshold Date, which forces shareholder action to be taken at an annual or special meeting of the Combined Company’s shareholders; in this context, the “Voting Threshold Date” means the first date and time, occurring at or after 5:00 p.m. New York City time, on which the outstanding shares of the Combined Company’s Class B Common Stock cease to represent at least fifty percent (50%) of the total voting power of the outstanding shares of capital stock of Combined Company then entitled to vote generally in the election of directors;
●	the requirement that a special meeting of shareholders may be called only by the chairperson of the board of directors, the chief executive officer, the president or the board of directors, which may delay the ability of the Combined Company’s shareholders to force consideration of a proposal or to take action, including the removal of directors;
●	limiting the liability of, and providing indemnification to, the Combined Company’s directors and officers;
●	controlling the procedures for the conduct and scheduling of shareholder meetings;
●	providing for a staggered board, in which the members of the board of directors are divided into three classes to serve for a period of three years from the date of their respective appointment or election;
●	granting the ability to remove directors (i) with or without cause prior to the Voting Threshold Date, and (ii) only for cause from and after the Voting Threshold Date, in each case by the affirmative vote of a majority of the voting power of the outstanding shares of the Combined Company’s Common Stock entitled to vote thereon;
●	requiring the affirmative vote of at least 662∕3% of the voting power of the outstanding shares of the Combined Company’s capital stock entitled to vote generally in the election of directors, voting together as a single class, to amend the Proposed Bylaws or ARTICLE V, ARTICLE VI, ARTICLE VII, ARTICLE VIII, and ARTICLE X of the Proposed Articles of Incorporation; and
●	advance notice procedures that shareholders must comply with in order to nominate candidates to the Combined Company’s Board or to propose matters to be acted upon at a shareholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Combined Company’s.

These provisions, alone or together, could delay hostile takeovers and changes in control of the Combined Company or changes in the Combined Company’s Board and the Combined Company’s management.

Risks Related to the Combined Company Being a Public Company

The price of the Combined Company’s Class A Common Stock may fluctuate significantly following the Business Combination and you could lose all or part of your investment as a result.

The market price of Combined Company’s Class A Common Stock may be volatile. The stock market in general, and the market for technology companies in particular, have experienced volatility that has often been unrelated to the operating performance or prospects of particular companies. As a result of this volatility, you could lose all or part of your investment.

In recent years, the stock market in general has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. Broad market and industry factors may seriously affect the market price of the Combined Company’s Class A Common Stock, regardless of actual operating performance. These fluctuations may be even more pronounced in the trading markets for Combined Company’s Class A Common Stock shortly following the closing of the Business Combination. Following periods of such volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Because of the potential volatility of the Combined Company’s Class A Common Stock, the Combined Company may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from the Combined Company’s business. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and material adverse impact on the market price of the Combined Company’s Common Stock following the Business Combination.

The Combined Company will incur increased costs as a result of operating as a public company, and the Combined Company’s management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, the Combined Company will incur significant legal, accounting, and other expenses. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that the Combined Company will need to hire additional accounting, finance, and other personnel in connection with the Combined Company’s efforts to comply with the requirements of being, a public company, and the Combined Company’s management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements will increase the Combined Company’s legal and financial compliance costs and will make some activities more time-consuming and costly. For example, the Combined Company expects that the rules and regulations applicable to it as a public company may make it more difficult and more expensive for it to obtain director and officer liability insurance, which could make it more difficult for it to attract and retain qualified members of the Combined Company’s Board of Directors. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

The Combined Company may issue additional shares of the Combined Company’s Common Stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of your shares.

The Combined Company may issue additional shares of the Combined Company’s Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, raising additional capital, future acquisitions, repayment of outstanding indebtedness, or awards under the Combined Company’s Equity Incentive Plan, without shareholder approval, in a number of circumstances. The Combined Company may sell shares or other securities in any other offering at a price per share that is less than the price per share paid by the investors in the Business Combination, and investors purchasing shares or other securities in the future could have rights superior to existing shareholders. The price per share at which the additional shares or securities convertible or exchangeable into public shares, will be sold in future transactions may be higher or lower than the price per share paid by investors during the Business Combination.

If securities or industry analysts do not publish research or reports about the Combined Company’s business, if they adversely change their recommendation regarding the Combined Company’s Class A Common Stock or if the Combined Company’s results of operations do not meet their expectations, including projections in those reports that differ from its actual results, its share price and trading volume could decline.

The trading market for the Combined Company’s Class A Common Stock will be influenced by the research and reports that industry or securities analysts publish about us or the Combined Company’s business. We do not have and the Combined Company will not have any control over these analysts. Securities and industry analysts do not currently, and may never, publish research on the Combined Company.

If no securities or industry analysts commence coverage of the Combined Company, the trading price of the Combined Company’s Class A Common Stock would likely be negatively impacted. In the event securities or industry analysts initiate coverage, and one or more of these analysts cease coverage of the Combined Company or fail to publish reports on it regularly, the Combined Company could lose visibility in the financial markets, which in turn could cause the price of the Combined Company’s common stock or trading volume to decline. Moreover, if one or more of the analysts who cover it publish negative reports, downgrade the Combined Company’s stock, or if its results of operations do not meet their expectations, the price of the Combined Company’s Class A Common Stock could decline. Securities research analysts may establish and publish their own periodic projections for the Combined Company following consummation of the Business Combination. These projections may vary widely and may not accurately predict the results the Combined Company actually achieves. The Combined Company’s share price may decline if its actual results do not match the projections of these securities research analysts.

The Combined Company’s business and operations could be negatively affected if it becomes subject to any securities litigation or shareholder activism, which could cause the Combined Company to incur significant expense, hinder execution of business and growth strategy and impact its stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of the Combined Company’s Class A Common Stock or other reasons may in the future cause it to become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and the board of directors’ attention and resources from the Combined Company’s business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to the Combined Company’s future, adversely affect its relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, the Combined Company may be required to incur significant legal fees and other expenses related to any securities litigation and activist shareholder matters. Further, its stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.

Risks Related to the Company’s Business and the Business Combination

Our Sponsor, officers and directors have agreed to vote in favor of the Business Combination, regardless of how the Public Shareholders vote.

Our Sponsor, officers and directors have agreed to vote their Ordinary Shares owned by them in favor of the Business Combination, including their Class B Ordinary Shares and any Public Shares purchased after our Initial Public Offering (including in open market and privately negotiated transactions). As of the December 31, 2025, the Sponsor, and certain of the officers and directors collectively beneficially own an aggregate of approximately 25.9% of the outstanding Ordinary Shares. Accordingly, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their Ordinary Shares in accordance with the majority of the votes cast by the Public Shareholders.

The Company may not be able to consummate an initial business combination within the required time period, in which case it would cease all operations except for the purpose of winding up and it would redeem the Public Shares and liquidate, in which case the Public Shareholders may only receive $10.05 per share, or less than such amount in certain circumstances, and the Public Warrants will expire worthless.

The Amended and Restated Memorandum and Articles of Association provide that the Company must complete an initial business combination by the Deadline Date. For purposes of this 10-K, the “Deadline Date” shall be 24 months from the consummation of our Initial Public Offering, or such later date as may be approved in accordance with our Amended and Restated Memorandum and Articles of Association. The Company may not be able to complete an initial business combination by such date. If the Company has not consummated the initial business combination prior to the Deadline Date, it will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law, in which case its Public Shareholders may only receive $10.05 per share, or less than such amount in certain circumstances, and the Public Warrants will expire worthless. In certain circumstances, the Public Shareholders may receive less than $10.05 per share on the redemption of their shares.

At the closing of the Business Combination, the trading price per share value of Combined Company’s Class A Common Stock may be less than the per share value of the Trust Account.

The consideration structure for the Business Combination contemplates that shares of Combined Company’s Class A Common Stock are valued at $10.22 per share (based upon the amount of cash held in the Trust Account as of December 31, 2025), although, the cash backed value per share of Combined Company’s Class A Common Stock following the Business Combination is expected to be substantially less than $10.22 per share. The cash held in the Trust Account as of December 31, 2025 was $176,338,275. Accordingly, the Company’s Public Shareholders who do not exercise redemption rights will receive shares of Combined Company’s Class A Common Stock that will have a value ascribed to them by their trading price as of two business days prior to the Meeting, which may be substantially less than the amount they would have received upon exercise of redemption rights. The shares of most companies that are the result of a recently completed business combination between a special purpose acquisition company and an operating company have traded at prices substantially below $10.00 per share. As such Public Shareholders who do not exercise redemption right may hold securities that never obtain a value equal to or exceeding the per share value of the Trust Account.

Warrants will become exercisable for the Combined Company’s Class A Common Stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our shareholders.

Outstanding Company Warrants to purchase an aggregate of 5,867,240 shares of the Combined Company’s Class A Common Stock will become exercisable 30 days after the completion of the Business Combination. Each whole warrant will entitle the holder thereof to purchase one share of the Combined Company’s Class A Common Stock at a price of $11.50 per whole share, subject to adjustment. Warrants may be exercised only for a whole number of shares of the Combined Company’s Class A Common Stock. To the extent such warrants are exercised, additional shares of the Combined Company’s Class A Common Stock will be issued, which will result in dilution to the then existing holders of the Combined Company’s Common Stock and an increase in the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the Combined Company’s Class A Common Stock.

Because the market price of the Company’s Class A Common Stock will fluctuate the Company cannot be sure of the value of the consideration they will receive in the Business Combination.

The Business Combination consideration that the Company’s shareholders will receive is primarily a fixed number of shares of the Company’s Class A Common Stock; it is not a number of shares with a particular fixed market value. “The Company’s Class A Common Stock” shall refer to the Company’s Class A common stock, par value $0.0001 per share, during the interim period following the Company’s continuation and domestication from a Cayman Islands exempted company to a Florida corporation and prior to the consummation of the Business Combination. The market value of the Company’s Class A Common Stock at the closing of the Business Combination may vary significantly from the respective value of the Company’s Class A Ordinary Shares on the date the Business Combination Agreement was executed. Because the Business Combination consideration will not be adjusted to reflect any changes in the market value of shares of the Company’s Class A Common Stock, the market value of the shares of the Company’s Class A Common Stock issued in connection with the Business Combination may be higher or lower than the values of those shares on earlier dates. Accordingly, at the time of providing written consent to the Business Combination Proposal, Crypto.com and TMTG shareholders will not know or be able to calculate the market value of the shares of the Company’s Class A Common Stock they would receive upon the completion of the Business Combination. Stock price changes may result from a variety of factors, including changes in the business, operations or prospects of the Company, regulatory considerations and general business, market, industry or economic conditions. Many of these factors are outside of the control of the Company.

Neither the Company nor its shareholders will have the protection of any indemnification, escrow, price adjustment or other provisions that allow for a post-closing adjustment to be made to the total indemnification in the event that any of the representations and warranties made by Crypto.com and Crypto.com Sub or TMTG in the Business Combination Agreement ultimately proves to be inaccurate or incorrect.

The representations and warranties made by Crypto.com and Crypto.com Sub, TMTG and the Company to each other in the Business Combination Agreement will not survive the consummation of the Business Combination. As a result, the Company and its shareholders will not have the protection of any indemnification, escrow, price adjustment or other provisions that allow for a post-closing adjustment to be made to the total Business Combination Consideration if any representation or warranty made by Crypto.com or TMTG in the Business Combination Agreement proves to be inaccurate or incorrect. Accordingly, to the extent such representations or warranties are incorrect, the Company would have no indemnification claim with respect thereto and its financial condition or results of operations could be adversely affected.

The consummation of the Business Combination is subject to a number of conditions and if those conditions are not satisfied or waived, the Business Combination Agreement may be terminated in accordance with its terms and the Business Combination may not be completed.

The Business Combination Agreement is subject to a number of conditions which must be fulfilled in order to complete the Business Combination. Those conditions include: (a) approval of the Business Combination and related agreements and transactions by the respective shareholders of the Company, (b) the absence of any order or law enjoining, prohibiting or making illegal the consummation of the Business Combination, (c) effectiveness of the Registration Statement on Form S-4 filed in connection with the Business Combination, (d) receipt of approval for listing on Nasdaq the shares of the Combined Company’s Class A Common Stock to be issued in connection with the Business Combination, (e) receipt of consents with respect to antitrust laws and the expiration of any attendant waiting periods, and (f) certain other conditions, as more fully described in the Business Combination Agreement. The completion of the Business Combination is not assured and is subject to risks, including the risk that the foregoing conditions are not timely satisfied.

In addition, the parties can mutually decide to terminate the Business Combination Agreement any time, before or after shareholder approval, or the Company, Crypto.com or TMTG may elect to terminate the Business Combination Agreement in certain other circumstances. If the Business Combination is not completed, the Company could be subject to several risks, including:

●	the parties may be liable for damages to one another under the terms and conditions of the Business Combination Agreement;
●	negative reactions from the financial markets, including declines in the price of the Company’s Class A Ordinary Shares due to the fact that current prices reflect a market assumption that the Business Combination will be completed;

●	the attention of our management will have been diverted to the Business Combination rather than the pursuit of other opportunities in respect of an initial business combination; and
●	we will have a limited period of time, if any, to complete an alternative initial business combination and we may not be as attractive to potential alternative partners to an initial business combination if we are unable to complete the Business Combination.

We may waive one or more of the conditions to the Business Combination.

We may agree to waive, in whole or in part, some of the conditions to our obligations to complete the Business Combination, to the extent permitted by the Memorandum and Articles of Association and applicable laws. For example, it is a condition to our obligations to close the Business Combination that certain of Crypto.com or TMTG’s representations and warranties are true and correct in all material respects as of the Closing Date. However, if our board of directors determines that it is in our shareholders’ best interest to waive any such breach, then the board may elect to waive that condition and close the Business Combination. We are not able to waive the condition that our shareholders approve the Business Combination.

The exercise of the Company’s directors’ and officers’ discretion in agreeing to changes or permitted waivers in the terms of the Business Combination may result in a conflict of interest when determining whether such changes to the terms of the Business Combination or waivers of conditions are appropriate and in the best interests of the Company’s Shareholders.

In the period leading up to the closing of the Business Combination, events may occur that, pursuant to the Business Combination Agreement, would require the Company to agree to amend the Business Combination Agreement, to consent to certain actions taken by Crypto.com or TMTG or to waive rights that the Company is entitled to under the Business Combination Agreement. Such events could arise because of changes in the course of Crypto.com or TMTG’s businesses, a request by Crypto.com or TMTG to undertake actions that would otherwise be prohibited by the terms of the Business Combination Agreement or the occurrence of other events that would have a material adverse effect on Crypto.com or TMTG’s businesses and would entitle the Company to terminate the Business Combination Agreement. In any of such circumstances, it would be at the Company’s discretion, acting through the Company’s Board, to grant its consent or waive those rights. For example, the Company could agree to waive the closing condition related to no material adverse effect having occurred with respect to Crypto.com or TMTG between the date of the Business Combination Agreement and the Closing. If the Company were to waive this closing condition and proceed to closing of the Business Combination, the price of the Combined Company’s Class A Common Stock could be materially depressed.

The existence of the financial and personal interests of the directors described herein may result in a conflict of interest on the part of one or more of the directors between what he, she or they may believe is best for the Company and what he, she or they may believe is best for himself, herself or themselves in determining whether or not to take the requested action. As of the date of this proxy statement/prospectus, the Company does not believe there will be any material changes or waivers that the Company’s directors and officers would be likely to make after the mailing of this proxy statement/prospectus. The Company will circulate a supplemental or amended proxy statement/prospectus if changes to the terms of the Business Combination are required prior to the shareholder vote to approve Business Combination Agreement and Business Combination and those changes would have a material impact on the Company’s shareholders.

The Company’s ability to successfully effect the Business Combination and the Combined Company’s ability to successfully operate the business thereafter will be largely dependent upon the efforts of certain key personnel. The loss of such key personnel could negatively impact the operations and financial results of the combined business.

The Company’s ability to successfully effect the Business Combination and the Combined Company’s ability to successfully operate the business following the Closing is dependent upon the efforts of certain key personnel. Although the Company expects key personnel to remain with Crypto.com and TMTG following the Business Combination, there can be no assurance that they will do so. It is possible that Crypto.com, TMTG or the Combined Company will lose some key personnel, the loss of which could negatively impact the operations and profitability of TMGCS.

The Company’s Public Shareholders will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate their investment, therefore, The Company’s Public Shareholders may be forced to sell their Public Shares or Public Warrants, potentially at a loss.

The Company’s Public Shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) the Company’s completion of an initial business combination, and then only in connection with those the Company’s Class A Ordinary Shares that such the Public Shareholders properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete an initial business combination by the Deadline Date or (B) with respect to any other material provisions of the Memorandum and Articles of Association relating to shareholders’ rights or pre-initial business combination activity and (iii) the redemption of the Public Shares if the Company is unable to complete an initial business combination by the Deadline Date, subject to applicable law and as further described herein. In no other circumstances will a Public Shareholder have any right or interest of any kind in the Trust Account. Holders of Public Warrants will not have any right to the proceeds held in the Trust Account with respect to the Public Warrants. Accordingly, to liquidate their investment, Public Shareholders may be forced to sell their Public Shares or Public Warrants, potentially at a loss.

The Company may not have sufficient funds to satisfy indemnification claims of its directors and executive officers.

The Company has agreed to indemnify its officers and directors to the fullest extent permitted by law.

However, the Company’s officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account. Accordingly, any indemnification provided will be able to be satisfied by the Company only if (i) the Company has sufficient funds outside of the Trust Account or (ii) the Company consummates an initial business combination. The Company’s obligation to indemnify its officers and directors may discourage shareholders from bringing a lawsuit against its officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against the Company’s officers and directors, even though such an action, if successful, might otherwise benefit the Company and its shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent the Company pays the costs of settlement and damage awards against its officers and directors pursuant to these indemnification provisions.

If, after the Company distributes the proceeds in the Trust Account to the Public Shareholders, it files a bankruptcy petition or an involuntary bankruptcy petition is filed against the Company that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the Company and the Company’s Board may be exposed to claims of punitive damages.

If, after the Company distributes the proceeds in the Trust Account to its shareholders, it files a bankruptcy petition or an involuntary bankruptcy petition is filed against the Company that is not dismissed, any distributions received by the Company’s shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by the Company’s shareholders. In addition, the Company Board may be viewed as having breached its fiduciary duty to its creditors and/or having acted in bad faith, thereby exposing itself and the Company to claims of punitive damages, by paying the Company’s shareholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to the Public Shareholders, the Company files a bankruptcy petition or an involuntary bankruptcy petition is filed against the Company that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of the Company’s shareholders and the per-share amount that would otherwise be received by the Company’s shareholders in connection with the Company’s liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to the Public Shareholders, the Company files a bankruptcy petition or an involuntary bankruptcy petition is filed against the Company that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in the Company’s bankruptcy estate and subject to the claims of third parties with priority over the claims of the Company’s shareholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise have been received by the Company’s shareholders in connection with the Company’s liquidation would be reduced.

The Sponsor and the Company’s officers and directors have potential conflicts of interest in recommending that shareholders vote in favor of approval of the Business Combination Proposal and approval of the other proposals described in this proxy statement/prospectus.

When considering the Company’s Board’s recommendation that the Company’s shareholders vote in favor of the approval of the Business Combination Proposal, the Company’s shareholders should be aware that Sponsor and certain of the Company’s executive officers and directors have interests in the Business Combination that may be different from or in addition to (and which may conflict with) the interests of the Company’s other shareholders. These interests include:

•

the beneficial ownership of the Sponsor and certain current and former members of the Company’s Board and officers of an aggregate of 5,750,000 of the Company Class B Ordinary Shares and 351,825 Private Placement Units, which securities were acquired for an aggregate investment of $3,543,250 at the time of the Company’s formation and the IPO respectively and will become worthless if the Company does not complete a business combination by the Deadline Date, as such shareholders have waived any redemption right with respect to those shares. Furthermore, if the Business Combination is consummated, the Sponsor would receive a Forced Exercise Warrant exercisable for 2,000,000 shares of the Company’s Class A Common Stock upon the occurrence of certain conditions. After giving effect to the Business Combination, the Sponsor and certain current and former members of the Company’s Board and officers would own up to an aggregate of 11,219,100 shares of the Company’s Class A Common Stock. Such shares have an aggregate market value of approximately $251 million, based on the closing price of the Company’s Class A Ordinary Shares of $10.66 on the Nasdaq Global Market on September 30, 2025;

•	the continued indemnification of current directors and officers of the Company and the continuation of directors’ and officers’ liability insurance after the Business Combination;
•

the fact that the Sponsor, and the officers and directors of the Company will be reimbursed for out-of-pocket expenses incurred in connection with activities on the Company’s behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations;

•	the fact that TMTG’s Chief Executive Officer, Devin Nunes, will serve as directors on the Combined Company’s board of directors after the closing of the Business Combination;
•	the fact that the Combined Company intends to grant awards under the Equity Incentive Plan to the officers and directors of TMGCS following the the closing of the Business Combination; and
•	the fact that the Sponsor, and current and former officers and directors of the Company will lose their entire investment in the Company if an initial business combination is not completed.

These interests may influence the Company’s directors in making their recommendation that you vote in favor of the Business Combination Proposal, and the transactions contemplated thereby. These interests were considered by the Company’s Board when it approved the Business Combination.

The Company may amend the terms of the Public Warrants in a manner that may be ad-verse to holders of Public Warrants with the approval by the holders of at least a majority of the then outstanding Public Warrants or for amendments necessary for the warrants to be classified as equity. As a result, the exercise price of the Public Warrants could be increased, the exercise period could be shortened and the number of shares of the Company’s Class A Common Stock purchasable upon exercise of a Public Warrant could be decreased, all without your approval.

The Public Warrants were issued in registered form under the Warrant Agreement between Continental Stock Transfer & Trust Company, N.A., as warrant agent, and the Company. The Warrant Agreement provides that the terms of the Public Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, the Company may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding Public Warrants approve of such amendment. Although the Company’s ability to amend the terms of the Public Warrants with the consent of at least 50% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Public Warrants, convert the Public Warrants into cash or stock, shorten the exercise period or decrease the number of shares of the Company’s Class A Common Stock purchasable upon exercise of a Public Warrant.

The Company may redeem your unexpired Public Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Public Warrants worthless.

The Company has the ability to redeem all, but not less than all, outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of the Company’s Class A Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which the Company gives proper notice of such redemption, provided that on the date the Company gives notice of redemption and during the entire period thereafter until the time the Company redeems the Public Warrants, it has an effective registration statement under the Securities Act covering the shares of the Company Class A Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available. If and when the Public Warrants become redeemable, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, the Company may redeem the Public Warrants as set forth above even if the holders are otherwise unable to exercise the Public Warrants. Redemption of the outstanding Public Warrants could force you: (i) to exercise your Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your Public Warrants at the then-current market price when you might otherwise wish to hold your Public Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of your Public Warrants.

The Amended and Restated Memorandum and Articles of Association and the Proposed Articles of Incorporation require, to the fullest extent permitted by law, that derivative actions brought in the Company’s or the Combined Company’s name, as applicable, against their respective directors, officers, other employees, shareholders or shareholders for breach of fiduciary duty and other similar actions may be brought only in the courts of the Cayman Islands or federal courts located in Miami-Dade County, Florida, respectively.

The Proposed Articles of Incorporation require, to the fullest extent permitted by law, that any dispute, controversy, or claim that is an Internal Corporate Claim, including derivative actions brought in the Combined Company’s name, against its directors, officers, other employees, or shareholders for breach of fiduciary duty and other similar actions, may be brought only in the federal courts located in Miami-Dade County, Florida, or, if such federal courts lack jurisdiction, in the Florida state courts located in Miami-Dade County. Any person or entity holding any of the Combined Company securities shall be deemed to have notice of and consented to the forum provisions in the Proposed Articles of Incorporation. This exclusive forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Combined Company, or any of its directors, officers, other employees or shareholders, which may discourage lawsuits with respect to such claims, although its shareholders will not be deemed to have waived their compliance with federal securities laws (including, but not limited to, the Securities Act) and the rules and regulations thereunder. However, there is no assurance that a court would enforce the choice of forum provision contained in the Proposed Articles of Incorporation. If a court were to find such provision to be inapplicable or unenforceable in an action, the Combined Company, may incur additional costs associated with resolving such action in other jurisdictions, which could harm its business, operating results and financial condition.

The Amended and Restated Memorandum and Articles of Association state that the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with the Amended and Restated Memorandum and Articles of Association or otherwise related in any way to each member’s shareholding in the Company, including any derivative action or proceeding brought on behalf of the Company. Pursuant to the Amended and Restated Memorandum and Articles of Association, each shareholder submits to the exclusive jurisdiction of the courts of the Cayman Islands. This exclusive forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or any of its directors, officers, other employees or shareholders, which may discourage lawsuits with respect to such claims, although its shareholders will not be deemed to have waived their compliance with federal securities laws (including, but not limited to, the Securities Act) and the rules and regulations thereunder. However, there is no assurance that a court would enforce the choice of forum provision contained in the Amended and Restated Memorandum and Articles of Association. If a court were to find such provision to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving such action in other jurisdictions, which could harm its business, operating results and financial condition.

The Proposed Organizational Documents include mandatory arbitration provisions, which follow different procedures than in-court litigation and may be more restrictive to shareholders asserting claims than in-court litigation.

The Proposed Organizational Documents provide that except for any dispute, controversy, or claim that is an Internal Corporate Claim, as defined in Section 607.0208(4) of the FBCA, and that cannot be required to be arbitrated, any other dispute, controversy, or claim that is a Dispute arising out of or relating to the Proposed Organizational Documents or the purchase or sale of any security of the Combined Company, and any claim accompanying any such claim, shall be submitted to binding and final arbitration governed by the Federal Arbitration Act and seated in the State of Florida in Miami-Dade County, unless another seat is agreed to by the Combined Company, in its sole discretion. As a result, except with respect to (i) Internal Corporate Claims, (ii) any Dispute for which it has been determined that the arbitration of such Dispute is invalid, illegal or unenforceable, and (iii) and requests for orders in aid of arbitration or interim relief that are consistent with the requirement to arbitrate, our shareholders will not be able to pursue litigation in state or federal court against us, including with respect to claims arising under the federal securities laws, and instead, will be required to pursue such claims through a final and binding arbitration proceeding.

The Proposed Organizational Documents provide that such mandatory arbitration proceedings shall be administered by JAMS in accordance with its Comprehensive Arbitration Rules and Procedures, as modified in the Proposed Organizational Documents. These procedures may result in materially limited rights for our shareholders as compared to litigation in a federal or state court. For example, arbitration in accordance with these procedures does not include the opportunity for a jury trial, document discovery is limited, arbitration hearings are not open to the public, witness depositions are not typically permitted and arbitrators may have different qualifications or experiences than judges. In addition, unless agreed to by the Combined Company, in its sole discretion, the mandatory arbitration provisions in the Proposed Organizational Documents contemplate that arbitration may not be brought in a representative capacity or on behalf of a class of our shareholders, which is different from, and may be less favorable to shareholders than, representative or class action litigation in courts.

Any person or entity purchasing or otherwise acquiring any interest in any security of the Combined Company shall be deemed to have notice of and consented to the mandatory arbitration provisions of the Proposed Organizational Documents. By agreeing to the mandatory arbitration provisions of the Proposed Organizational Documents, the Combined Company’s shareholders will not be deemed to have waived the Combined Company’s compliance with the federal securities laws and the rules and regulations thereunder.

We believe the mandatory arbitration provisions in the Proposed Organizational Documents are enforceable under both federal and state law, including with respect to federal securities laws claims; however, there is uncertainty as to their enforceability, particularly for federal securities law claims, and it is possible that they may ultimately be determined to be unenforceable. While the FBCA prohibits mandatory arbitration of Internal Corporate Claims (and Section 607.0208(4) of the FBCA does set forth certain categories of claims that constitute Internal Corporate Claims), there is limited judicial interpretation of this statutory provision and the ultimate scope of the statutory prohibition. Furthermore, the arbitrability of stockholder security class action cases has not been tested in the courts, despite the SEC’s recent Release No. 33-11389 and 34-103988, which approves such clauses in the context of acceleration of registration statements of issuers. If a court were to find the mandatory arbitration provisions contained in the Proposed Organizational Documents to be unenforceable in a Dispute, the Combined Company may incur additional costs associated with resolving such Dispute, which could adversely affect the Combined Company’s business, operating results and financial condition.

The mandatory arbitration provisions of our Proposed Organizational Documents could result in increased costs for a shareholder to bring a claim and may discourage our shareholders from bringing, and attorneys from agreeing to represent our shareholders in, Disputes against us, as compared to litigation in a federal or state court. For example, the mandatory arbitration provisions provide the arbitrator power to award the prevailing party its attorneys’ costs and arbitration fees reasonably incurred in the arbitration. Moreover, certain institutional investors and proxy advisory firms may express dissatisfaction with these provisions. The inclusion of mandatory arbitration provisions may make our securities less attractive to certain investors who may view such provisions as harmful to both investors and companies by limiting investor rights to recover losses on a class-wide basis and by inducing the potential for numerous, time-consuming and costly individual arbitrations. This could reduce demand for our securities, negatively impact the market for our securities, and adversely affect the price and liquidity of our securities.

If, following the Business Combination, securities or industry analysts do not publish or cease publishing research or reports about the Combined Company, its business, or its market, or if they change their recommendations regarding the Combined Company’s securities adversely, the price and trading volume of the Combined Company’s securities could decline.

The trading market for the Combined Company’s securities will be influenced by the research and reports that industry or securities analysts may publish about the Combined Company, its business, market or competitors. Securities and industry analysts do not currently, and may never, publish research on the Combined Company. If no securities or industry analysts commence coverage of the Combined Company, the Combined Company’s share price and trading volume would likely be negatively impacted. If any of the analysts who may cover the Combined Company change their recommendation regarding the Combined Company’s Common Stock adversely, or provide more favorable relative recommendations about the Combined Company’s competitors, the price of shares of the Combined Company’s Common Stock would likely decline. If any analyst who may cover the Combined Company were to cease coverage of the Combined Company or fail to regularly publish reports on it, the Combined Company could lose visibility in the financial markets, which in turn could cause its share price or trading volume to decline.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination, including the proposed Business Combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments in both the Cayman Islands and the United States. In particular, we are required to comply with certain SEC and other legal and regulatory requirements, and our consummation of an initial business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination.

On January 24, 2024, the SEC adopted new rules relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act. These rules may materially increase the costs and time required to negotiate and complete an initial business combination and could potentially impair our ability to complete an initial business combination.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete the Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities;

each of which may make it difficult for us to complete the Business Combination.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. The Company’s business is to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term.

The Company does not believe that its principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16)

of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the Completion Window; and (iii) absent a business combination, our return of the funds held in the Trust Account to our Public Shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination. If we are unable to complete our initial business combination, our Public Shareholders may receive only approximately $10.16 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our Public Shareholders may receive less than $10.16 per share on the redemption of their shares.

Risks Related to Redemptions

If a shareholder fails to receive notice of the Company’s offer to redeem the Public Shares in connection with the Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

The Company will comply with proxy rules when conducting redemptions in connection with the Business Combination. Despite the Company’s compliance with these rules, if a shareholder fails to receive the Company’s proxy materials, such shareholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials that the Company furnishes to the Public Shareholders in connection with the Business Combination will describe the various procedures that must be complied with in order to validly redeem Public Shares. In the event that a shareholder fails to comply with these or any other procedures, its shares may not be redeemed.

The Company does not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for the Company to complete the Business Combination with which a substantial majority of the Company’s shareholders do not agree.

We may be able to consummate a business combination even though a substantial number of our Public Shareholders do not agree with the transaction and have redeemed their Public Shares. However, in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of the Business Combination, and the amount that we redeem may be further limited by the terms and conditions of our initial business combination. In such case, we would not proceed with the redemption of our Public Shares and the Business Combination.

If we are unable to consummate our initial business combination, Public Shareholders may be forced to wait until after the Deadline Date before redemption from the Trust Account.

If we are unable to consummate our initial business combination by the Deadline Date, we will distribute the aggregate amount then on deposit in the Trust Account (less up to $100,000 of the net interest to pay dissolution expenses and which interest shall be net of taxes payable), pro rata to Public Shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described in this proxy statement/prospectus. Any redemption of Public Shareholders from the Trust Account shall be affected automatically by function of our Amended and Restated Memorandum and Articles of Association prior to any voluntary winding up. If we are required to wind-up, liquidate the Trust Account and distribute such amount therein, pro rata, to the Public Shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of Cayman Islands law. In that case, investors may be forced to wait beyond the Deadline Date, before the redemption proceeds of the Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from the Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Public

Shares. Only upon our redemption or any liquidation will Public Shareholders be entitled to distributions if we are unable to complete our initial business combination.

If a shareholder or a “group” of shareholders are deemed to hold in excess of 15% of the Company’s issued and outstanding Class A Ordinary Shares, such shareholder or group will lose the ability to redeem all such shares in excess of 15% of the Company’s issued and outstanding Class A Ordinary Shares.

The Memorandum and Articles of Association provides that a Public Shareholder, individually or together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to an aggregate of more than 15% of the Company’s Class A Ordinary Shares sold in the IPO without the Company’s prior written consent. The inability of a shareholder to redeem an aggregate of more than 15% of the Company’s Class A Ordinary Shares sold in the IPO will reduce its influence over the Company’s ability to consummate its initial business combination and such shareholder could suffer a material loss on its investment in the Company if it sells, in open market transactions, the Public Shares held in excess of 15% of the total Public Shares issued.

If third parties bring claims against the Company, the proceeds held in the Trust Account could be reduced and the per- share redemption amount received by shareholders may be less than $10.05 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against the Company. Although the Company has sought to have all vendors, service providers, prospective target businesses and other entities with which it does business (except its independent registered accounting firm) execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of the Public Shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against the Company’s assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, the Company’s management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to the Company than any alternative. If we do not obtain a waiver from a third party, we will obtain the written consent of the Sponsor before entering into an agreement with such third party.

Examples of possible instances where the Company may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with the Company and will not seek recourse against the Trust Account for any reason. Upon redemption of the Public Shares, if the Company is unable to complete its initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with its initial business combination, the Company will be required to provide for payment of claims of creditors that were not waived that may be brought against the Company within the 10 years following redemption. Accordingly, the per-share redemption amount received by Public Shareholders could be less than the $10.05 per share initially held in the Trust Account due to claims of such creditors. Pursuant to a written agreement, the Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.05 per share except as to any claims by a third party who executed a waiver of rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, if an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations, we have not asked the Sponsor to reserve for such indemnification obligations and we believe that its only assets are securities of our company. Therefore, we cannot assure you that it would be able to satisfy these obligations.

The Company’s directors may decide not to enforce the indemnification obligations of the Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to the Public Shareholders.

In the event that the proceeds in the Trust Account are reduced below $10.05 per Public Share and the Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against the Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against the Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our Public Shareholders may be reduced below $10.05 per share.

Our Shareholders may be held liable for claims by third parties against the Company to the extent of distributions received by them upon redemption of their shares.

If the Company is forced to enter into an insolvent liquidation, any distributions received by our Shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, the Company was unable to pay its debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover all amounts received by its shareholders. Furthermore, members of the Company’s Board may be viewed as having breached their fiduciary duties to the Company or the Company’s creditors and/or may have acted in bad faith, and thereby exposing themselves and the Company to claims, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. The Company cannot assure you that claims will not be brought against it for these reasons. The Company and its directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of the Company’s share premium account while it was unable to pay its debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of approximately fifteen thousand dollars and imprisonment for five years in the Cayman Islands.

There is no guarantee that a shareholder’s decision whether to redeem their Class A Ordinary Shares for a pro rata portion of the Trust Account will put the shareholder in a better future economic position.

We can give no assurance as to the price at which a shareholder may be able to sell its Public Shares in the future following the completion of the Business Combination or any alternative business combination. Certain events following the consummation of any initial business combination, including the Business Combination, may cause an increase in our share price, and may result in a lower value realized now than a shareholder of the Company might realize in the future had the shareholder redeemed their shares. Similarly, if a shareholder does not redeem their shares, the shareholder will bear the risk of ownership of the Public Shares after the consummation of any initial business combination, including the Business Combination, and there can be no assurance that a shareholder can sell its shares in the future for a greater amount than the redemption price set forth in this proxy statement/prospectus. A shareholder should consult the shareholder’s tax and/or financial advisor for assistance on how this may affect his, her or its individual situation.

The foregoing risks and additional risks relating to the proposed Business Combination will be described in the registration statement on Form S-4/proxy statement to be filed in connection with the Business Combination, which may be updated in subsequent filings. Additionally, you should carefully consider the factors discussed in the Risk Factors section of the final prospectus in connection with the Initial Public Offering filed with the SEC on June 30, 2025.

There is substantial doubt about our ability to continue as a “going concern” and therefore we may need to raise additional capital which could be convertible into securities upon the closing of our initial business combination.

In connection with our assessment of going concern considerations under applicable accounting standards, which raise substantial doubt about our ability to continue as a going concern through approximately one year from the date the financial statements included elsewhere in this Report were issued, management has determined that we may need to raise for additional financing in the form of convertible notes to provide us with additional working capital to enable us to complete our initial Business Combination. Any such convertible notes would be convertible at the option of the holding into Working Capital Units (as such term is defined below) at a price of $10.00 per unit, which may be at a price less than the then-current trading price of the aggregate securities that are a constituent part of such Working Capital Units.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We are a special purpose acquisition company with no business operations. Since our Initial Public Offering, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk. As of the date of this report, we have not encountered any cybersecurity incidents since our Initial Public Offering.

Currently, we have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our management is generally responsible for assessing and managing any cybersecurity threats. If and when any reportable cybersecurity incident arises, our management shall promptly report such matters to our board of directors for further actions, including regarding the appropriate disclosure, mitigation, or other response or actions that the board deems appropriate to take.

However, following the consummation of the proposed Business Combination, the Combined Company may face increased cybersecurity risk. See “Risk Factors – The Combined Company will face risks relating to the custody of its CRO, including the loss or destruction of private keys required to access the Combined Company’s CRO and cyberattacks or other data loss relating to its CRO. If the Combined Company or its third-party service providers, including Crypto.com Custody, experience a security breach or cyberattack and unauthorized parties obtain access to the Combined Company’s CRO, or if the Combined Company’s private keys are lost or destroyed, or other similar circumstances or events occur, including the ability to reverse engineer private keys, the Combined Company may lose some or all of its CRO and the Combined Company’s financial condition and results of operations could be materially adversely affected.”

Following the closing of the proposed Business Combination, the Combined Company is expected to implement controls and compliance frameworks appropriate for a public company with significant digital asset holdings, including policies and procedures relating to cybersecurity and validator operations. The Combined Company intends to enter into a Crypto Services Agreement (the “Crypto Services Agreement”), with Foris DAX Trust Company, LLC, a New Hampshire-chartered trust company and digital asset custodian servicing institutions (“Crypto.com Custody”), under which it expects to hold substantially all of its CRO with Crypto.com Custody. Crypto.com Custody leverages the institutional and crypto-native experience of Crypto.com and maintains crime and specie insurance coverage to cover assets held in cold storage. The Combined Company may engage additional custodians over time to diversify counterparty exposure and custody arrangements, subject to customary diligence, legal and security considerations.

The Combined Company is also expected to implement controls and procedures designed to safeguard private keys and to support secure deposit, withdrawal and staking operations. All of the private keys associated with the Combined Company’s CRO holdings are expected to be maintained in cold storage. The Combined Company may in the future use hot storage for temporary periods of time for the purpose of executing certain transactions to monetize CRO.

Private keys are expected to be secured by a proprietary secure distributed key management system and the private keys will be securely fragmented and distributed to dedicated devices with the proprietary application. Access to the Combined Company’s recovery of the private keys will require mutual consent from “m of n” private key holders using the proprietary mobile applications.

With respect to cold wallets, Crypto.com Custody employs a two-tier security model to mitigate operational and security risks. Tier 1 encapsulates the quorum-based approvals workflow, providing a flexible, customizable option of approval rules in accordance with the policies and procedures the Combined Company is expected to adopt governing approvals of network transactions. Tier 2 secures the private keys to access digital assets using advanced cryptography known as multiparty computation (MPC). MPC allows multiple parties with fragmented dedicated devices to participate in a transaction signing in a distributed manner, ensuring that a private key never exists on an individual device or in one place at any point in time. Accordingly, gaining access to only a single device at a given time should not compromise the security of the original private key, thereby preventing any individual from being able to take possession or transfer digital assets from such cold wallets unilaterally.

ITEM 2. PROPERTY

We currently maintain our executive offices at 1012 Springfield Avenue, Mountainside, New Jersey 07092. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Units, Class A Ordinary Shares, and Public Warrants are each traded on the Nasdaq Global Market (“Nasdaq”) under the symbols “MCGAU,” “MCGA,” and “MCGAW” respectively. Our units commenced public trading on June 27, 2025, and our Class A Ordinary Shares and Public Warrant commenced separate trading on July 25, 2025. On September 5, 2025, The Company changed the ticker symbols of its Units, Class A Ordinary Shares, and Public Warrants from “YORKU,” “YORK,” and “YORKW” to “MCGAU,” “MCGA,” and “MCGAW,” respectively. The Company’s securities commenced trading under the new ticker symbols at market open on September 8, 2025.

Holders

As of March 31, 2026, we had 2 holders of record of our Class A Ordinary Shares, 1 holder of record of our Class B Ordinary Shares, 1 holder of record of our public Units, 1 holder of record of our Private Placement Units, and 3 holders of record of our Public Warrants.

Dividends

We have not paid any cash dividends on our Ordinary Shares to date and do not intend to pay cash dividends. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition and will be within the discretion of our board of directors. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Unregistered Sale of Equity Securities

On March 5, 2025, the Company issued an aggregate of 5,750,000 Class B Ordinary Shares to the Sponsor in exchange for a $25,000 payment (approximately $0.004 per share) to cover certain expenses on behalf of the Company. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Our sponsor is an accredited investor for purposes of Rule 501 of Regulation D.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 351,825 Private Placement Units at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor, generating gross proceeds of $3,518,250. Each Private Placement Unit consists of one Class A Ordinary Share (each, a “Private Placement Share”) and one-third of one redeemable warrant (each, a “Private Placement Warrant”). The Private Placement Units are identical to the Units sold in the Initial Public Offering. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

On August 26, 2025, the Company entered into a Business Combination Agreement and related agreements that contemplate the issuance, at the closing of the proposed Business Combination, of shares of the Company’s capital stock and warrants to certain counterparties as transaction consideration and in related financing arrangements. These contemplated issuances are subject to customary closing conditions and have not occurred as of the date of this report. Accordingly, no securities have been issued, no proceeds have been received, and no sales of the Company’s securities have taken place in connection with these agreements during the period covered by this report. If and when the closing occurs, the Company expects that any such issuances will be made in private transactions in reliance on exemptions from registration under the Securities Act of 1933, as amended, including Section 4(a)(2) and, where applicable, Regulation D and/or Regulation S. Any unregistered sales that occur immediately before, at, or after the closing of the Business

Combination will be reported in the Company’s periodic reports covering the period in which such issuances occur and/or in a Current Report on Form 8 K, as appropriate.

On February 11, 2026, the Company issued a convertible unsecured promissory note (the “Working Capital Note”) in the aggregate principal amount of $250,000.00 to the Sponsor in order to provide the Company with additional working capital. Pursuant to the terms of the Working Capital Note, the principal balance shall not accrue interest; shall be payable by the Company on the earlier of the date on which Company consummates its initial business combination or the date that the winding up of the Company is effective; and is convertible at the Sponsor’s election upon the consummation of the Company’s initial business combination. Should the Sponsor elect to convert all or a portion of the principal balance, the elected principal balance amount will convert, at a price of $10.00 per unit, into units identical to the Private Placement Units issued in connection with the Company’s Initial Public Offering (each, a “Working Capital Units”), rounded down to the nearest whole number. The Company has relied upon Section 4(a)(2) of the Securities Act of 1933, as amended, in connection with the issuance of the Working Capital Note.

Use of Proceeds

On June 30, 2025, the Company consummated its Initial Public Offering of 17,250,000 Units, including 2,250,000 units issued pursuant to the underwriters’ full exercise of their overallotment option, at a price of $10.00 per unit, generating gross proceeds of $172,500,000. Simultaneously with the closing of the offering, the Company consummated the private placement to the Sponsor of 351,825 Private Placement Units at a price of $10.00 per unit, for aggregate gross proceeds of $3,518,250. After deducting the underwriting discounts and commissions paid at closing and offering expenses, an aggregate of $173,362,500 ($10.05 per unit) from the sale of the Units in the offering and the Private Placement Units was placed in the Trust Account maintained by Continental Stock Transfer & Trust Company, as trustee.

As of December 31, 2025, the net proceeds from the offering and the concurrent private placement remain on deposit in the Trust Account in accordance with the Company’s governing documents and the terms disclosed at the time of the offering, pending completion of the Company’s initial business combination. Consistent with the Company’s governing documents and the trust agreement, funds in the Trust Account have been invested only in U.S. government securities with a maturity of 185 days or less, in money market funds meeting the conditions of Rule 2a 7 under the Investment Company Act that invest solely in direct U.S. government obligations, as uninvested cash, or in an interest bearing demand deposit or other bank account. Other than permitted withdrawals for taxes and allowed expenses, there has been no material change in the planned use of proceeds as described in the Company’s final prospectus. As of December 31, 2025, the Trust Account contains 176,338,275.

The underwriters were paid a cash underwriting discount of $0.067 per Unit offered in the Initial Public Offering, or $1,155,750. Additionally, the underwriters are entitled to a deferred fee of $0.30 per Unit sold in the Initial Public Offering, or $5,175,000. However, on August 25, 2025, the underwriters agreed to reduce the deferred underwriting discount in respect of the proposed Business Combination to $0.18 per Unit sold in the Initial Public Offering, or $3,105,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement.

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering (the “Promissory Note”). The Promissory Note was non-interest bearing, unsecured and due at the earlier of March 25, 2026, or the closing of the Initial Public Offering. As of June 30, 2025, the Company had borrowed $124,723 under the Promissory Note. On July 2, 2025, the Company repaid the Promissory Note in full to the Sponsor. The Promissory Note was non-interest bearing and no amounts are outstanding. Borrowings under the Promissory Note are no longer available.

Transaction costs for the Initial Public Offering amounted to $9,424,463, consisting of $1,155,750 of cash underwriting fee, $5,175,000 of deferred underwriting fee (reduced to $3,105,000 if in connection with the proposed Business Combination), $2,294,250 for issuance of representative shares, and $799,463 of other offering costs.

Repurchases

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “our,” “us” or “we” refer to Yorkville Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Results of Operations

As of December 31, 2025, we had not commenced any operations. All activity from inception through December 31, 2025 relates to our formation and our Initial Public Offering, and, since the completion of the Initial Public Offering, our search for a target to consummate an initial business combination. We will not generate any operating revenues until after the completion of an initial business combination, at the earliest. We will generate non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering and placed in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2025, we had net income of $499,085, which consisted of income on investments held in the Trust Account of $2,975,775 and interest income of $12,302, offset by general and administrative expenses of $2,488,992.

Liquidity, Capital Resources, and Going Concern

As of December 31, 2025, we had $212,099 in cash and cash equivalents held outside of the Trust Account and a working capital deficit of $1,648,235 (excluding cash and marketable securities held in the Trust Account and the deferred underwriter fee payable).

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

For the period from March 3, 2025 (inception) through December 31, 2025, net cash used in operating activities was $641,232. Net income of $499,085, was adjusted by general and administrative expenses paid by Sponsor under promissory note – related party of $41,195, general and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares of $12,762, income on investments in Trust Account of $2,975,775, and $1,781,501changes in operating assets and liabilities. Net cash used in investing activities was $173,362,500 related to the funding of the Trust Account. Net cash provided by financing activities was $174,215,831 related to $171,344,250 of net proceeds from the issuance of ordinary shares, $3,518,250 of proceeds from sale of Private Placement Units, and $181,750 of capital contributions from the Sponsor, offset by repayment of promissory note to Sponsor of $124,723 and $703,696 payments of deferred offering costs.

As of December 31, 2025, we had marketable securities held in the Trust Account of $176,338,275 consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting fees and income taxes payable), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2025, we had cash and cash equivalents of $212,099 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

We may need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial business combination. We expect to incur significant costs related to identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year from the date that the financial statements accompanying this Annual Report on Form 10-K are issued.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that an initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit, at the option of the lender. As of December 31, 2025, we did not have any outstanding working capital loans.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Related Party Transactions

Please refer to Financial Statement Note 6 - Related Party Transactions.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of December 31, 2025.

The underwriters of the Initial Public Offering are entitled to a deferred underwriting discount of $0.30 per Unit, or $5,175,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Instruments

The Company accounts for the public warrants and private placement warrants issued in connection with the initial public offering and the private placement in accordance with the guidance contained in Financial Accounting Standards Board (“FASB”) ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and recorded the warrant instruments under equity treatment at their assigned values. The fair value of Public Warrants was determined using Black-Scholes Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The key inputs used in the valuation of the Public Warrants are as follows:

June 30, 2025
Implied Class A Ordinary Share price	$11.02
Exercise price	$11.50
Simulation term (years)	7.00
Risk-free rate	3.98%
Selected volatility	2.77%
Calculated value per warrant	$0.68
Market adjustment	29.26%

Recently Adopted Accounting Standards

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

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides for additional disclosures primarily related to the income tax rate reconciliations and income taxes paid. ASU 2023-09 requires entities to annually disclose the income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and nontaxable or nondeductible items, among others. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. ASU 2023-09 also requires entities to disclose net income taxes paid or received to federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. ASU 2023-09 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company has assessed the impact of ASU 2023-09 and determined there is no material impact on its financial position, results of operations or cash flows.

Accounting Standards Not Yet Adopted

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures” (“ASU 2024-03”), which requires entities to disclose details about specific expenses, such as inventory purchases, employee compensation, depreciation, amortization and depletion, included within commonly presented income statement expense captions. The disaggregated expense captions must be disclosed in a tabular format in the notes to the financial statements. ASU 2024-03 is effective for annual periods beginning on January 1, 2027 and interim periods beginning on January 1, 2028. The Company is currently evaluating the impact of adopting ASU 2024-03 on its financial statements and related disclosures.

In December 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11 on its consolidated financial statements and related disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2025, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Management’s Report on Internal Controls Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Mark Angelo	54	Chairman of the Board of Directors
Kevin McGurn	53	Chief Executive Officer and Director
Troy Rillo	58	Chief Financial Officer
Omar Hasan	46	Independent Director
Owen May	67	Independent Director
Ted McDonagh	54	Independent Director

Mark Angelo, 54, has served as Chairman of our board of directors since March 2025. Additionally, Mr. Angelo has served as President and partner of Yorkville Advisors, a family of hedge funds (“Yorkville Advisors”), since he founded the firm in 2001. Since the inception of Yorkville Advisors, Mr. Angelo has guided the firm in executing cumulative financial transactions of approximately $7 billion in more than 730 companies. As portfolio manager, Mr. Angelo is responsible for overseeing many aspects of the day-to-day operations, including deal structuring, investment decisions, and business development. Prior to founding Yorkville Advisors, Mr. Angelo held senior roles at the May Davis Group and with the Boston Group. Mr. Angelo also currently serves as Chairman of the board of directors of Texas Ventures Acquisition III Corp, since September 2025, and Chairman of the board of directors of Blue Water Acquisition Corp. III since November 2025. Mr. Angelo earned a Bachelor of Arts in Economics from Rutgers University.

Kevin McGurn, 53, has served as Chief Executive Officer of Yorkville Acquisition Corp. since March 2025, and has served on our board of directors since June 2025. In September 2025, he became the Chief Executive Officer of Sono Group N.V. (Nasdaq: SSM). Mr. McGurn also serves as the Chairman of the board of directors and Chief Executive Officer of New America Acquisition I Corp., a special purpose acquisition company, since July 2025. Additionally, Mr. McGurn has served as Chief Executive Officer of Texas Ventures Acquisition III Corp, since September 2025, and as Chief Executive Officer and on the board of directors of Blue Water Acquisition Corp. III since November 2025. From October 2023 to November 2024, Mr. McGurn served as Vice President of Advertising Solutions at T-Mobile, where he led initiatives across digital and programmatic advertising platforms. Prior to that, he was at Vevo LLC, a global music video platform jointly owned by Universal Music Group and Sony Music Entertainment, between February 2017 to October 2023, becoming its President in January 2019, where he was responsible for monetization, sales strategy, and global partnerships. Earlier in his career, from 2007 to 2013, Mr. McGurn served as Senior Vice President of Advertising Sales at Hulu, where he helped to launch and scale the company’s ad-supported streaming business. He has also held an independent board role at Zype, Inc., a video infrastructure platform that was acquired by Backlight, a portfolio company of PSG. In October 2024, Mr. McGurn was named CEO of Triller Group but ultimately did not assume the role. Mr. McGurn currently serves in an advisory capacity to TMTG, supporting the company’s diligence and strategy around mergers and acquisitions, subscription video on demand (SVOD) and social networking platforms, including Truth+ and Truth Social. He is also a limited partner and strategic entrepreneurial advisor to Revel Partners, a venture capital firm focused on B2B SaaS and media innovation, and Alpine Meridian, a venture capital fund with investments across digital media and consumer technology. Mr. McGurn has cultivated extensive relationships across media, entertainment, technology, telecommunications, and music industries. Mr. McGurn graduated from Ohio Wesleyan University in 1998 with a BA in History and was a two-time NCAA all-America pick in the sport of lacrosse.

Troy Rillo, 58, has been the Chief Financial Officer at Yorkville Acquisition Corp. since August 2025, and is a partner with Yorkville Advisors where since 2004 he has been instrumental in the firm’s growth and strategic direction. Mr. Rillo is an accomplished business executive and attorney with extensive experience in corporate finance, securities law, and investment management. Mr. Rillo also currently serves as Co-Chief Executive Officer of Yorkville Securities LLC, an SEC registered broker-dealer and member of FINRA, and President and Chief Executive Officer, and member of the Board of Managers, of Yorkville America, LLC, an affiliated SEC-registered investment adviser focused on branded investment products, including separately managed accounts and exchange-traded funds. Additionally, Mr. Rillo has served as the Chief Financial Officer of Texas Ventures Acquisitions III Corp, since September 2025, and as Chief Financial Officer of Blue Water Acquisition Corp. III since November 2025. Prior to joining Yorkville Advisors, Mr. Rillo was a corporate and securities partner at K&L Gates LLP, a leading international law firm, where he advised public and private companies on capital-raising transactions, mergers and acquisitions, and securities compliance. Mr. Rillo is widely recognized as an authority in corporate and securities law and is a frequent speaker on related topics. He earned both his J.D. and B.S. in Finance, magna cum laude, from the University of Florida. While in law school, he served as a member of the Florida Law Review and was elected to the Order of the Coif. He is admitted to practice law in New Jersey and Florida.

Omar Hasan, 46, has served as a director of the Company since June 2025. Mr. Hasan also currently serves on the board of directors of Texas Ventures Acquisition III Corp, since September 2025. Mr. Hasan is a seasoned finance executive with over 23 years of experience driving financial growth, operational efficiency, and successful initial public offering execution. Since joining Reddit, Inc. in 2018, he has served as Vice President of Strategic Finance and Growth, where he supports global revenue and users, bringing a strategic and analytical perspective to board governance. From August 2015 until August 2018, Mr. Hasan was Director of Global Sales Finance at Snap Inc. Prior to that, from March 2014 to August 2015, he served as Director of Financial Planning & Analysis of Advertising Sales at Hulu. Mr. Hasan holds a bachelor’s degree in Accounting from Eastern Michigan University and an MBA from the University of Michigan.

Owen May, 67, has served as a director of the Company since August 2025. Owen A. May is an investment banker with over three decades of experience in financial advisory, mergers & acquisitions, and strategic business development. As the CEO and Founder of MD Global Partners since its inception in 2005, Owen has built the firm into a leading financial services company specializing in capital raising, corporate restructuring, and M&A advisory for small-cap and middle-market companies. Owen has structured and closed numerous deals across the U.S., Europe, Israel, and China, with expertise spanning reverse mergers, business turnarounds, initial public offerings, and cross-border transactions. His strong relationships with institutional investors, private equity firms, and corporate clients have driven significant revenue growth and high-value transactions for the firm.

In addition to his role at MD Global Partners, Owen currently serves on the Board of Directors for Sono Group N.V. (audit committee), the New York Society for the Prevention of Cruelty to Children (NYSPCC) (audit committee), and Ten North Group, LLC (chairman, finance and audit committee). He also sits on the advisory board of Syredix Bio. Owen is an Emeritus member of the Board of Visitors at the Fuqua School of Business, Duke University, and a member of the President’s Council at the University of Miami. Owen holds an MBA from Duke University’s Fuqua School of Business and a bachelor’s degree in biology from the University of Miami, blending scientific knowledge with business acumen. He is FINRA licensed with Series 24, Series 7, Series 63, and Series 79 credentials.

Ted McDonagh, 54, has served as a director of the Company since August 2025. Ted is Managing Director and Partner, Private Wealth Advisor at Ashton Thomas, a leading diversified financial advisory firm that specializes in advising foundations, business entities, and affluent individuals and families, based in Scottsdale, AZ. Leveraging the knowledge and experience of an extended career in financial services, Ted and his team advise entrepreneurs, C-suite executives, family office clients, and retirement plans. Ted was previously with Alex. Brown, a division of Raymond James, where he was a member of the firm’s Chairman’s Council. He joined Alex. Brown in 2008 and served as an advisor to affluent clients throughout his tenure with the firm. Earlier in his career, Ted was an advisor with Lehman Brothers in New York. He is a graduate of the University of Delaware, from which he received a Bachelor of Science degree in political science and economics. A native New Yorker, Ted and his wife reside in Westfield, New Jersey, with their two children.

Number and Terms of Office of Officers and Directors

Our Board has five directors and a single class of directors. Prior to the business combination, as long as there are Class B Ordinary Shares outstanding, holders of our Founder Shares will have the right to appoint all of the Company’s directors and remove members of our Board for any reason, and holders of our Public Shares will not have the right to vote on the appointment or removal of directors during such time.

Our officers are appointed by the Board and serve at the discretion of the Board, rather than for specific terms of office. Unless otherwise specified in the terms of their appointment an officer may be removed by resolution of the Board or the Company’s Members (as defined in in our Amended and Restated Memorandum and Articles of Association). The Board is authorized to appoint persons to the offices set forth in our Amended and Restated Memorandum and Articles of Association as it deems appropriate. The Amended and Restated Memorandum and Articles of Association provide that our officers may consist of, without limitation, a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Chief Operating Officer, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

The Company does not intend to take any action to ensure that members of its management team maintain their positions with the Combined Company after the consummation of the proposed Business Combination. Other than Omar Hasan, who will continue to serve as a member of the board of directors of the Combined Company following the proposed Business Combination, all current officers and directors of the Company will be replaced and will not continue with the Combined Company following the proposed Business Combination. The Company is not party to any agreements with its officers or directors that provide for benefits upon termination of employment. Any compensation to be paid to the Company’s officers will be determined by a compensation committee constituted solely by independent directors or by a majority of the independent directors on its board of directors.

Following an initial business combination, to the extent we deem it necessary, we may seek to recruit additional managers to supplement the incumbent management team of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Director Independence

Nasdaq listing standards require that a majority of the board of directors of a company listed on Nasdaq must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have determined that Omar Hasan, Owen May, and Ted McDonagh are independent directors under the Nasdaq listing standards and Rule 10A-3 of the Exchange Act. Our audit committee will be entirely composed of independent directors meeting Nasdaq’s additional requirements applicable to members of the audit committee. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules, Nasdaq listing rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq listing rules require that the compensation committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board of directors and has the composition and responsibilities described below.

Audit Committee

The Company has established an audit committee of the Board. The members of the audit committee are Messrs. Hasan, May, and McDonagh, with Mr. Hasan serving as chair of the audit committee.

Each member of the audit committee is financially literate, and our Board has determined that Mr. Hasan qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	assisting the board in its oversight of (i) the integrity of the Company’s financial statements, (ii) the Company’s compliance with legal and regulatory requirements, (iii) the qualifications and independence of the Company’s independent registered public accounting firm, and (iv) the performance of the Company’s internal audit function and independent registered public accounting firm;
●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by the Company;
●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by the Company, and establishing pre-approval policies and procedures;
●	reviewing and discussing with the independent auditors all relationships the auditors have with the Company in order to evaluate their continued independence;
●	setting clear hiring policies for employees or former employees of the independent auditors;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	meeting to review and discuss the Company’s annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to the Company entering into such transaction; and
●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding the Company’s financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC, or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the Board. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. The members of the compensation committee are Messrs. Hasan, May, and McDonagh, with Mr. May serving as chair of the compensation committee.

We have adopted a compensation committee charter, which details the purpose and responsibilities of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to the Chief Executive Officer’s compensation, evaluating the Chief Executive Officer’s performance in light of such goals and objectives, and determining and approving the remuneration (if any) of the Chief Executive Officer based on such evaluation;
●	reviewing and approving the compensation of all other officers of the Company;
●	reviewing the Company’s executive compensation policies and plans;
●	implementing and administering the Company’s incentive compensation and equity-based remuneration plans;
●	assisting management in complying with proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments, and other special compensation and benefit arrangements for the Company’s officers and employees;
●	producing a report on executive compensation to be included in the Company’s annual proxy statement; and
●	reviewing, evaluating, and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel, or other adviser and will be directly responsible for the appointment, compensation, and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel, or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

The Company does not have a standing nominating committee, though it intends to form a nominating and corporate governance committee as and when required to do so by law or Nasdaq listing rules. In accordance with Rule 5605(e)(1)(A) of the Nasdaq listing rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. As there is no standing nominating committee, the Company does not have a nominating committee charter in place.

The independent directors will recommend to the board of directors candidates for nomination for election at the annual general meeting of shareholders. The board of directors will also consider director candidates recommended for nomination by holders of the

Company’s Ordinary Shares during such times as the board is seeking proposed nominees to stand for appointment at an annual general meeting (or, if applicable, an extraordinary general meeting). Shareholders who wish to nominate a director for election to the board of directors should follow the procedures set forth in our Amended and Restated Memorandum and Articles of Association.

The Company has not formally established any specific minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of the Company’s business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of the Company’s shareholders.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serve, or in the past year have served, (i) as a member of the compensation committee or board of directors of another entity, one of whose executive officers served on the Company’s compensation committee, or (ii) as a member of the compensation committee of another entity, one of whose officers served on the Company’s board of directors.

Clawback Policy

We have adopted a compensation recovery policy that is compliant with Nasdaq listing rules as required by the Dodd-Frank Act.

Code of Business Conduct and Ethics

We adopted a code of business conduct and ethics (the “Code of Business Conduct and Ethics”) applicable to our directors, officers and employees. Copies of our Code of Business Conduct and Ethics and our audit and compensation committee charters are filed as exhibits to our Registration Statement. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Business Conduct and Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code Business Conduct and of Ethics in a Current Report on Form 8-K.

Insider Trading Policy

Subsequent to the consummation of the Offering, we adopted an insider trading policy (the “Insider Trading Policy”) which requires insiders to (1) refrain from purchasing securities during certain blackout periods and when they are in possession of any material non-public information and (2) clear all trades with our legal counsel prior to execution. We cannot currently determine whether any of our insiders will make such purchased pursuant to a Rule 10b5-1 plan, as that would be dependent on several factors, including but not limited to, the timing and size of any such purchase. Depending on the circumstances, any of out insiders may decide to make purchases of our public shares pursuant to a Rule 10b5-1 plan or may determine that acting pursuant to such a plan is not required under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchaser will comply with such rules.

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached as Exhibit 19.1 to this Annual Report.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;
●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;
●	duty to not improperly fetter the exercise of future discretion;
●	duty to exercise powers fairly as between different sections of shareholders;
●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and
●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the Amended and Restated Memorandum and Articles of Association or alternatively by shareholder approval at general meetings.

In addition, members of our management team and our Board directly or indirectly own Founder Shares and/or Private Placement Units, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Each of our directors and officers presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he has then current fiduciary or contractual obligations, he will need to honor his fiduciary or contractual obligations to present such acquisition opportunity to such entity. Our Amended and Restated Memorandum and Articles of Association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other unless such opportunity is expressly offered to such director or officer in their capacity as a director or officer of the company and the opportunity is one the company is legally and contractually permitted to undertake and would otherwise be reasonable for the company to pursue or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity.

Our directors and officers are also not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including when identifying and evaluating potential business combinations and monitoring the related due diligence. These ongoing obligations could affect the allocation of management time and attention, or the manner in which directors and officers discharge their duties in connection with the business combination. We do not believe, however, that any fiduciary duties or contractual obligations of its directors or officers would materially undermine our ability to complete the Business Combination.

Investors should also be aware of the following potential conflicts of interest:

●	None of our officers or directors are required to commit his full time to our affairs and, accordingly, may have conflicts of interest in allocating his time among various business activities, including the evaluation and consummation of the business combination.
●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
●	Pursuant to the letter agreement entered into by the Company, our Sponsor, officers and directors, our Sponsor has agreed that its Founder Shares and Private Placement Units will be subject to transfer restrictions and that it will not sell or transfer such shares until the applicable forfeiture provisions no longer apply. Our Sponsor, officers and directors have also agreed to waive their redemption rights with respect to the Founder Shares and Private Placement Units, as applicable, (i) in connection with the consummation of an initial business combination, (ii) in connection with a shareholder vote to amend our Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the Completion Window, or (B) with respect to any other material provisions relating to the rights of holders of Class A Ordinary Shares or pre-initial business combination activity and (iii) if we fail to consummate an initial business combination within the Completion Window or if we liquidate prior to the expiration of the Completion Window. Our Sponsor, officers and directors have also agreed to waive their redemption rights with respect to any Public Shares held by them in connection with the consummation of an initial business combination and in connection with a shareholder vote to amend our Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within the Completion Window, or (B) with respect to any other material provisions relating to the rights of holders of Class A Ordinary Shares or pre-initial business combination activity. However, our Sponsor, officers and directors will be entitled to redemption rights with respect to any Public Shares held by them if we fail to consummate an initial business combination or liquidate within the Completion Window. To the extent our Sponsor, officers and directors transfer any Founder Shares or Private Placement Units, or the securities underlying the Private Placement Units, to certain permitted transferees, such permitted transferees will agree, as a condition to such transfer, to waive these same redemption rights and to be bound by the transfer restrictions set forth in the letter agreement. If we do not complete our initial business combination within the Completion Window, the portion of the proceeds of the sale of the placement units placed into the Trust Account will be used to fund the redemption of our Public Shares. There will be no redemption rights or liquidating distributions with respect to our Founder Shares, Private Placement Shares or Private Placement Warrants, which will expire worthless if we do not consummate an initial business combination within the Completion Window. Except as described under “Certain Relationships And Related Transactions, And Director Independence – Transfers of Founder Shares and Private Placement Units,” the Founder Shares, Private Placement Units and their underlying securities will not be transferable, assignable or salable.
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.
●	Prior to or in connection with the completion of our initial business combination, there may be payment by the company to any of our Sponsor, officers or directors, or any of their respective affiliates, of consulting fees, finder’s fees, advisory fees or success fees for any services they render in order to effectuate the completion of our initial business combination, which, if made prior to the completion of our initial business combination, will be paid from funds held outside the Trust Account.
●	Our Sponsor and members of its management team directly or indirectly own the Company’s securities, and accordingly, they may have a conflict of interest in evaluating, approving, and consummating the proposed Business Combination. As of the date of this proxy statement/ prospectus, the Sponsor has invested an aggregate of $3,543,250 in the Company, comprised of the $25,000 purchase price for the Founder Shares (or approximately $0.004 per share) and the $3,518,250 purchase price for 351,825 Private Placement Units (at $10.00 per unit), reflecting the full exercise of the underwriters’ over-allotment option. The Private Placement Warrants constituting part of the Private Placement Units may be exercised on a cashless basis. Because the Sponsor and management team acquired Founder Shares at a price significantly lower than the price paid by Public Shareholders for their Public Shares, and because the placement warrants may be exercised on a cashless basis, the Sponsor and management team may have an incentive to approve and consummate the proposed Business Combination even if it is with a riskier or less-established target business than would be the case if they had paid the same per share price as Public Shareholders or were required to pay cash to exercise the placement warrants.
●	If the Sponsor or members of the management team have provided or provide loans to the Company to finance transaction costs or incur expenses on the Company’s behalf in connection with an initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination, and in evaluating, approving, and consummating such initial business combination, as such loans may not be repaid and/or such expenses may not be reimbursed unless the initial business combination is consummated. On February 11, 2026, the Company issued the Sponsor a convertible unsecured Working Capital Note in the aggregate principal amount of $250,000.00, which, upon the consummation of the Business Combination, the Sponsor may elect to convert, at a price of $10.00 per unit, into units identical to the Private Placement Units issued in connection with the Company’s initial public offering, providing the Sponsor with an additional incentive to consummate the proposed Business Combination.
●	We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors, or any of their respective affiliates, or completing an initial business combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors, or any of their respective affiliates; accordingly, such affiliated person(s) may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such affiliated person(s) would have interests different from our Public Shareholders and would likely not receive any financial benefit unless we consummated such initial business combination.
●	Our Sponsor, our officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our Sponsor, our officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. Although we have no formal policy in place for vetting potential conflicts of interest, our board of directors will review any potential conflicts of interest on a case-by-case basis.

The conflicts described above may not be resolved in our favor.

As a result of multiple business affiliations, the Company’s officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which the Company’s officers and director currently have fiduciary duties or contractual obligations:

Individual	Entity	Affiliation
Mark Angelo	Yorkville Advisors	President and Partner
	Texas Ventures Acquisition III Corp	Chairman
	Blue Water Acquisition Corp. III	Chairman
Kevin McGurn	Sono Group N.V.	CEO
	Texas Ventures Acquisition III Corp	CEO
	TMTG	Advisor
	Blue Water Acquisition Corp. III	CEO and Director
Troy Rillo	Yorkville Advisors	Partner
	Texas Ventures Acquisition III Corp	CFO
	Blue Water Acquisition Corp. III	CFO
	Yorkville Securities LLC	Co-CEO
	Yorkville America, LLC	President, CEO, and Member of the Board of Managers
Omar Hasan	Texas Ventures Acquisition III Corp	Director
	Reddit	Vice President of Strategic Finance and Growth
Owen May	MD Global Partners	CEO
	Sono Group N.V.	Director
	New York Society for the Prevention of Cruelty to Children	Director
	Ten North Group, LLC	Chairman
	Syredix Bio	Partner
Ted McDonagh	Ashton Thomas	Partner

Accordingly, if any of the above officers or directors become aware of a business combination opportunity which is suitable for any of the above entities to which he has then-current fiduciary or contractual obligations, he will honor his fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to his fiduciary duties under Cayman Islands law. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to complete our initial business combination, because, although many of the foregoing entities are involved in the financial services industry broadly defined, the specific industry focuses of a majority of these entities differ from our focus on financial technology businesses and the type or size of the transaction that such companies would most likely consider are of a size and nature substantially different than what we are targeting.

Our Sponsor or any of its affiliates may make additional investments in the company in connection with the initial business combination, although our Sponsor and its affiliates have no obligation or current intention to do so. If our Sponsor or any of its affiliates elects to make additional investments, such proposed investments could influence our Sponsor’s motivation to complete an initial business combination. In addition, until we consummate our initial business combination, affiliates of our Sponsor, and our officers and directors may also participate in the formation of, or become an officer or director of, another special purpose acquisition company.

In the event that we submit our initial business combination to our Public Shareholders for a vote, our Sponsor, officers and directors have agreed, pursuant to the terms of the letter agreement entered into with us, to vote any Founder Shares and/or placement shares held by them (and their permitted transferees will agree), and any public shares purchased during or after our Initial Public Offering, in favor of our initial business combination, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the initial business combination transaction.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, fraud or the consequences of committing a crime. Our Amended and Restated Memorandum and Articles of Association, as amended, provides for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our Amended and Restated Memorandum and Articles of Association, as amended. We have purchased a policy of directors’ and officers’ liability insurance that, subject to the terms, conditions, exclusions, and limits of the policies, insures our officers and directors against Loss (including defense costs, settlement, or payment of a judgment) arising from covered claims and insures the company against its obligations to indemnify our officers and directors. The Combined Company’s Proposed Articles of Incorporation directs the Combined Company to indemnify and hold harmless each director or officer of the Combined Company to the fullest extent permitted by the FBCA.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the Trust Account for any reason whatsoever (except to the extent they are entitled to funds from the Trust Account due to their ownership of public shares). Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial business combination.

We believe that these provisions, the insurance, and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

ITEM 11. EXECUTIVE COMPENSATION

Executive and Director Compensation

Effective October 2025, the Company pays a monthly advisory fee of $15,000 to its chief executive officer and director, Kevin McGurn, to provide advisory services to the Company in connection with identifying, investigating, negotiating and completing the Company’s initial business combination and related matters. The advisory fee continues on a monthly basis until the earliest to occur of (i) the closing and completion of the Company’s initial business combination or (ii) the liquidation of the Company. Other than the foregoing, none of the Company’s officers or directors have received any compensation for services rendered to the Company. The monthly advisory fee amounts approved are as follows, of which no payments were made in 2025, with $45,000 in payments in the aggregate remaining as outstanding:

Director	Quarterly Compensation
Mark Angelo	$—
Kevin McGurn	$45,000
Omar Hasan	$—
Owen May	$—
Ted McDonagh	$—

The Company is not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to any of its Sponsor, officers or directors, or any of their respective affiliates, for services rendered to the Company prior to or in connection with the completion of the Company’s initial business combination, including the following payments, all of which, if made prior to the completion of the initial business combination, will be paid from funds held outside the Trust Account: (i) repayment of loans made to the Company by the Sponsor to cover offering-related and organization expenses, (ii) repayment of loans that the Sponsor, members of the Company’s management team or any of their respective affiliates may make to finance transaction costs in connection with the initial business combination (provided that if the Company does not consummate an initial business combination, the Company may use working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Company’s Trust Account would be used for such repayment), (iii) at the closing of the initial business combination, at the option of the Company’s Board, a customary advisory fee, finder’s fee and/or success fee, to a person or entity associated with certain of our officers and directors, in an amount that constitutes a market standard advisory fee for comparable transactions and services provided; and (iv) to reimburse for any out-of-pocket expenses related to identifying, investigation and completing the initial business combination. Our audit committee reviews on a quarterly basis all payments made to its Sponsor, officers or directors or any of their controlled affiliates.

Management Compensation:

Nonqualified deferred
				Stock	Option	Nonequity incentive	compensation	All other
Name and principal position	Year	Salary	Bonus	Awards	Awards	plan compensation	earnings	compensation (1)	Total
Mark Angelo, Chairman of the Board of Directors	March 3, 2025 through December 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—
Kevin McGurn, Director and Chief Executive Officer	March 31, 2025 through December 31, 2025	$—	$—	$—	$—	$—	$—	$45,000	$45,000
Troy Rillo, Chief Financial Officer	August 25, 2025 through December 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—
Michael Rosselli, Director and Chief Financial Officer (2)	March 3, 2025 through August 21, 2025	$—	$—	$—	$—	$—	$—	$—	$—
(1)	Advisory fees for advisory services to the Company in connection with identifying, investigating, negotiating and completing the Company’s initial business combination and related matters.
(2)	Effective August 21, 2025, Michael Rosselli resigned from the Board and as Chief Financial Officer of the Company.

Independent Director Compensation:

	Fees earned				Change in pension value
	or paid in	Stock	Option	Nonequity incentive	and nonqualified deferred	All other
Name	cash	Awards	Awards	plan compensation	compensation earnings	compensation	Total
Omar Hasan, Independent Director and Chairman of the Audit Committee	$—	$—	$—	$—	$—	$—	$—
Owen May, Independent Director and Chairman of the Compensation Committee	$—	$—	$—	$—	$—	$—	$—
Ted McDonagh, Independent Director	$—	$—	$—	$—	$—	$—	$—
Devin Nunes, Independent Director (1)	$—	—	$—	$—	$—	$—	$—
Scott Glabe, Independent Director (1)	$—	—	$—	$—	$—	$—	$—
(1)	Effective August 21, 2025, Scott Glabe and Devin Nunes resigned from the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

In the table below, percentage ownership is based on 23,581,250 Ordinary Shares, consisting of (i) 17,831,250 Class A Ordinary Shares and (ii) 5,750,000 Class B Ordinary Shares, issued and outstanding as of March 31, 2026. Currently, all of the Class B Ordinary Shares are convertible into Class A Ordinary Shares on a one-for-one basis. The following table does not reflect record or beneficial ownership of the Public Warrants and Private Placement Warrants, which will become exercisable 30 days after the completion of our initial Business Combination.

On all matters to be voted upon, except for the election of directors of our Board or continuing the Company outside of the Cayman Islands, holders of the Class A Ordinary Shares and Class B Ordinary Shares vote together as a single class, unless otherwise required by applicable law. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them.

	Class A			Class B
	Ordinary Shares			Ordinary Shares		Approximate
	Number of			Number of		Percentage of
	Shares		Approximate	Shares	Approximate	Outstanding
Name and Address of	Beneficially		Percentage	Beneficially	Percentage	Ordinary
Beneficial Owner(1)	Owned		of Class	Owned	of Class	Shares
Directors and Officers
Mark Angelo(2)(3)	351,825	(4)(5)	—	5,750,000	100%	25.88%
Kevin McGurn	—		—	—	—	—
Troy Rillo	—		—	—	—	—
Omar Hasan	—		—	—	—	—
Owen May	—		—	—	—	—
Ted McDonagh	—		—	—	—	—
All directors and officers as a group (Six persons) (2)	351,825	(4)(5)	—	5,750,000	100%	25.88%
Greater than 5% Beneficial Owners
Yorkville Acquisition Sponsor, LLC(2)	351,825	(4)(5)	—	5,750,000	100%	25.88%
Anson Advisors Inc.(6)	1,774,150		9.95%	—	—	7.52%
Anson Funds Management LP(6)	1,774,150		9.94%	—	—	7.52%
Harraden Circle Investments, LLC(7)	1,612,400		9.04%	—	—	6.84%
Meteora Capital, LLC(8)	1,074,686		6.03%	—	—	4.5%
Decagon Asset Management LLP(9)	1,035,316		5.81%	—	—	4.39%
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Yorkville Acquisition Corp., 1012 Springfield Avenue, Mountainside, New Jersey 07092.
(2)	Shares are held by the Sponsor, which is managed by Yorkville Advisors Global, LP. Some of our officers and directors have indirect ownership interests in the shares held by the Sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(3)	YA II PN, a fund for which Yorkville Advisors Global, LP, serves as investment manager, is the Residual Series Member of the Sponsor. Yorkville Advisors Global II, LLC, is the general partner of Yorkville Advisors Global, LP. All investment decisions for YA II PN are made by Yorkville Advisors Global II, LLC’s President, Mark Angelo. Yorkville Advisors Global, LP, is the manager of the Sponsor and holds voting and investment discretion with respect to the Ordinary Shares held of record by the Sponsor. Mr. Angelo, as President of Yorkville Advisors Global II, LLC, has voting and investment power with respect to the shares held by the Sponsor and may be deemed to indirectly beneficially own such shares. Mr. Angelo disclaims beneficial ownership of the shares held by the Sponsor except to the extent of his pecuniary interest therein.
(4)	Includes the 351,825 Class A Ordinary Shares in the Private Placement Units held by the Sponsor, with each unit consisting of one Class A Ordinary Share and one-third of one Private Placement Warrant, and with each whole warrant exercisable into one Class A Ordinary Share 30 days following the consummation of the Issuer’s initial business combination.
(5)	Excludes the Private Placement Warrants in the Private Placement Units held by the Sponsor.
(6)	Pursuant to a Schedule 13G/A filed with the SEC on February 17, 2026, Anson Funds Management LP and Anson Advisors Inc. serve as co-investment advisors to one or more funds and may direct the vote and disposition of Class A Ordinary Shares held by those funds. As the general partner of Anson Funds Management LP, Anson Management GP LLC may direct the vote and disposition of the Class A Ordinary Shares held by the Funds. As the principal of Anson Fund Management LP and Anson Management GP LLC, Mr. Moore may direct the vote and disposition of the Class A Ordinary Shares held by the Funds. As directors of Anson Advisors Inc., Mr. Nathoo and Mr. Kassam may each direct the vote and disposition of Class A Ordinary Shares held by the Funds. For Anson Funds Management LP, Anson Management GP LLC and Mr. Moore: 16000 Dallas Parkway, Suite 800 Dallas, Texas 75248. For Anson Advisors Inc., Mr. Nathoo and Mr. Kassam: 181 Bay Street, Suite 4200 Toronto, ON M5J 2T3.

(7)	Pursuant to a Schedule 13G/A filed with the SEC on November 14, 2025, the shares reported herein consist of an aggregate of Class A Ordinary Shares held by private investment funds (collectively, the “Harraden Funds”) for which Harraden Circle Investments, LLC (“Harraden Adviser”), serves as investment manager. Harraden Circle Investors GP, LP (“Harraden GP”) is the general partner of each Harraden Fund, and Harraden Circle Investors GP, LLC (“Harraden LLC”) is the general partner of Harraden GP. Frederick V. Fortmiller, Jr. is the managing member of each of Harraden LLC and the Harraden Adviser. 855 Third Avenue, Suite 2600B, New York, NY 10022.
(8)	Pursuant to a Schedule 13G filed with the SEC on August 14, 2025, the shares reported herein consist of an aggregate of Class A Ordinary Shares held by certain funds and managed accounts to which Meteora Capital, LLC, serves as investment manager. Vik Mittal serves as the managing member of Meteora Capital, LLC. 1200 N Federal Hwy, Ste 200, Boca Raton FL 33432.
(9)	Pursuant to a Schedule 13G filed with the SEC on November 20, 2025, Decagon Asset Management LLP (the “Investment Manager”) serves as the investment manager or sub-adviser, with respect to certain funds and accounts (the “DAM Vehicles”), with respect to the Class A Ordinary Shares held by the DAM Vehicles. Benjamin John Durham (“Mr. Durham”) indirectly controls the Investment Manager, with respect to the Class A Ordinary Shares held by the Dam Vehicles. c/o Decagon Asset Management LLP, 5 Swallow Place, London, United Kingdom W1B 2AF.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

On March 5, 2025, the Company issued an aggregate of 5,750,000 Class B Ordinary Shares, $0.0001 par value (the “Founder Shares”), in exchange for a $25,000 payment (approximately $0.004 per share) from the Sponsor to cover certain expenses on behalf of the Company. Although 750,000 of the Founder Shares were initially subject to forfeiture by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment option was exercised, the underwriters’ over-allotment option was fully exercised and, as a result, no Founder Shares were forfeited.

As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the Public Shares issuable upon conversion thereof. The Founder Shares are identical to the Class A Ordinary Shares included in the Units sold in our Initial Public Offering, except that the Founder Shares will automatically convert into Class A Ordinary Shares at the time of the initial business combination (with such conversion taking place immediately prior to, simultaneously with, or immediately following the time of the initial business combination, as may be determined by the directors of the Company) or earlier at the option of the holder, and are subject to certain transfer, redemption, and liquidation restrictions, as described in more detail below. The Sponsor will not be entitled to redemption rights with respect to any Founder Shares, Private Placement Shares and Public Shares held by the Sponsor in connection (i) with the completion of the initial business combination and (ii) with a shareholder vote to amend our Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Completion Window or (B) with respect to any other material provision relating to the rights of holders of Class A Ordinary Shares or pre-initial business combination activity. If the initial business combination is not completed within the Completion Window, the Sponsor will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares or Private Placement Shares held by it (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if we fail to complete our initial Business Combination within the prescribed time frame). The Founder Shares are subject to transfer restrictions described in “Transfers of Founder Shares and Placement Units” below.

Private Placement

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 351,825 units (the “Private Placement Units” and, with respect to the Class A Ordinary Shares included in the Private Placement Units being offered, the “Private Placement Shares”) at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor, generating gross proceeds of $3,518,250. Each Private Placement Unit consists of one Class A Ordinary Share (each, a “Private Placement Share”) and one-third of one redeemable warrant (each, a “Private Placement Warrant”). Each whole Private Placement Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share. When combined, the 351,825 Private Placement Shares and 5,750,000 Class B Ordinary Shares held by the Sponsor account for 25.9% of the outstanding Ordinary Shares. If we are unable to complete our initial Business Combination within the Completion Window, or by such earlier liquidation date as our board of directors may approve, the Founder Shares and Private Placement Units will expire worthless, except to the extent they receive liquidating distributions from assets outside the Trust Account. The Private Placement Units and their underlying securities are subject to transfer restrictions described in “Transfers of Founder Shares and Placement Units” below.

Transfers of Founder Shares and Placement Units

The Founder Shares, Private Placement Units, Private Placement Shares, Private Placement Warrants and any Class A Ordinary Shares issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to lock-up provisions in the letter agreement we entered into with our initial holders, our Sponsor, officers and directors. Our initial holders, our Sponsor, officers and directors have agreed not to transfer, assign or sell (1) in the case of the Founder Shares, until the earlier of: (A) six months after the completion of our initial business combination; and (B) subsequent to our initial business combination (x) if the last reported sale price of our Class A Ordinary Shares equals or exceeds $11.50 per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our initial business combination or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our Public Shareholders having the right to exchange their Ordinary Shares for cash, securities or other property, and (2) in the case of the Private Placement Units and the respective Private Placement Shares and Private Placement Warrants underlying such Private Placement Units, until 30 days after the completion of our initial business combination, except in each case (unless otherwise described below) (a)(i) the sponsor’s members, (ii) directors or officers of us, the sponsor, or the sponsor’s members, (iii) any affiliates or family members of the directors or officers of us, the sponsor or the sponsor’s members, (iv) any members or partners of the sponsor, the sponsor’s members, or their respective affiliates, or any affiliates of the sponsor, the sponsor’s members, or any employees of such affiliates, (b) in the case of an individual, by gift to a member of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family, an affiliate of such person, or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) in the case of a trust by distribution to one or more permissible beneficiaries of such trust; (f) by private sales or in connection with the consummation of an initial business combination at prices no greater than the price at which the securities were originally purchased; (g) to us for no value for cancellation in connection with the consummation of our initial business combination; (h) in the event of our liquidation prior to our completion of our initial business combination; (i) by virtue of the laws of Delaware, our sponsor’s limited liability company agreement upon dissolution of the sponsor; or (j) in the event of our completion of a liquidation, merger, share exchange, reorganization or other similar transaction which results in all of our shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property subsequent to our completion of our initial business combination; provided, however, that in the case of clauses (a) through (e) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions. Notwithstanding the foregoing, the letter agreement provides that, in connection with an initial business combination, the initial holders may transfer, assign or sell their Founder Shares with our consent to any person or entity that agrees in writing to be bound by the transfer restrictions set forth in the prior sentence, and any such transferee shall be a permitted transferee under the letter agreement. In the event of a transfer of sponsor membership interests by members of our sponsor or their affiliates, there will be an indirect transfer of the Founder Shares, Private Placement Units, placement shares and Private Placement Warrants held by our sponsor. While there are currently no circumstances or arrangements contemplated under which our sponsor, its members or affiliates, directors or officers could indirectly transfer ownership of securities owned by our sponsor through transfers of sponsor membership interests, such transfers are not prohibited.

Service Arrangements

The Company does not have a formal administrative services agreement with the Sponsor, nor does it pay any fees or other compensation to the Sponsor for administrative or other services

The Combined Company will rely on Crypto.com to provide certain administrative and operational services as agreed between the parties, pursuant to the terms of the administrative services agreement to be entered into by and between the Combined Company and Crypto.com concurrently with the closing of the proposed Business Combination.

Conflicts of Interest

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present business combination opportunities to such entity. Accordingly, in the future, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he has then-current fiduciary or contractual obligations, he will honor his fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that any fiduciary duties or contractual obligations of our officers arising in the future would materially undermine our ability to complete our Business Combination. For more, see “Directors and Executive Officers of the Registrant – Conflicts of Interest.”

Promissory Note

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering (the “Promissory Note”). The Promissory Note was non-interest bearing, unsecured and due at the earlier of March 25, 2026, or the closing of the Initial Public Offering. As of June 30, 2025, the Company had borrowed $124,723 under the Promissory Note. On July 2, 2025, the Company repaid the Promissory Note in full to the Sponsor. The Promissory Note was non-interest bearing and no amounts are outstanding as of December 31, 2025. Borrowings under the Promissory Note are no longer available.

Due To Related Party

On December 30, 2025, the Board of Directors (the “Board”) of Yorkville Acquisition Corp., approved the payment by the Company of a monthly advisory fee of $15,000 payable to the Company’s Chief Executive Officer, Kevin McGurn, in connection with identifying, investigating, negotiating and completing the Company’s initial Business Combination and related matters. The advisory fee is effective as of October 2025 and will continue on a monthly basis until the earlier of (i) the closing and completion of the Company’s initial business combination and (ii) the liquidation of the Company.

As of December 31, 2025, there is $45,000 in due to related party related to the agreement. The Company incurred $45,000 for the period from March 3, 2025 (inception) through December 31, 2025. Amounts have been included in formation, general and administrative expenses in the accompanying consolidated statement of operations.

Related Party Loans

In addition, in order to finance transaction costs in connection with its initial business combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Notes”). If the Company completes its initial business combination, the Company would repay the Working Capital Note. In the event that the initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Notes but no proceeds held in the Trust Account would be used to repay the Working Capital Notes. If the Sponsor makes any Working Capital Notes, such loans may be convertible into private placement-equivalent units of the post-business combination entity at a price of $10.00 per unit (“Working Capital Units”), with each unit comprised of one Class A Ordinary Share (“Working Capital Share”) and one-third of one warrant to purchase one Class A Ordinary Share at an exercise price of $11.50 per share (“Working Capital Warrant”). On February 11, 2026, the Company issued a convertible unsecured Working Capital Note in the aggregate principal amount of $250,000.00 to the Sponsor in order to provide the Company with additional working capital. Pursuant to the terms of the Working Capital Note, the principal balance shall not accrue interest; shall be payable by the Company on the earlier of the date on which Company consummates its initial business combination or the date that the winding up of the Company is effective; and is convertible at the Sponsor’s election upon the consummation of the Company’s initial business combination. The Company has relied upon Section 4(a)(2) of the Securities Act of 1933, as amended, in connection with the issuance of the Working Capital Note.

Additionally, in order to finance potential extensions, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company up to $3,450,000 in extension loans (assuming the underwriters exercise their over-allotment option and no Public Shares have been redeemed at the time of each extension), as may be required (“Extension Loans”). The Extension Loans may be convertible private placement-equivalent units of the post-business combination entity at a price of $10.00 per unit (“Extension Units”), with each unit comprised of one Class A Ordinary Share (“Extension Share”) and one-third of one warrant to purchase one Class A Ordinary Share at an exercise price of $11.50 per share (“Extension Warrant”). As of December 31, 2025, the Company had no borrowings under the Extension Loans.

Registration Rights

The holders of the Founder Shares, Private Placement units, Working Capital Units and Extension Units that may be issued upon conversion of loans made by the Sponsor or one of its affiliates, and their permitted transferees, will have registration rights to require the Company to register a sale of any of its securities held by them (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares) pursuant to a registration rights agreement, dated June 26, 2025, by and among the Company and certain security holders (the “Registration Rights Agreement)”. These holders will be entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include such securities in other registration statements filed by us and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the Registration Rights Agreement provides that we will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. We will bear the expenses incurred in connection with the filing of any such registration statements.

In connection with and at the closing of the proposed Business Combination, the Sponsor, TMTG, Crypto.com Sub, the Company and certain other holders named therein will amend and restate the existing Registration Rights Agreement (the “Amended and Restated Registration Rights Agreement”). Under the terms of the Amended and Restated Registration Rights Agreement, the Company will be obligated to file one or more registration statements to register the resales of the shares of Combined Company’s Common Stock held by the Sellers and the Sponsor after the Closing. Holders (as defined in the Amended and Restated Registration Rights Agreement) holding at least a majority of the then-outstanding number of Registrable Securities (as defined in the Amended and Restated Registration Rights Agreement) are entitled under the Amended and Restated Registration Rights Agreement to make a written demand for registration under the Securities Act of all or part of their Registrable Securities, up to a total of three such demands or no more than an aggregate of two demands in any twelve (12)-month period. In addition, pursuant to the terms of the Amended and Restated Registration Rights Agreement and subject to certain requirements and customary conditions, such Holders may demand at any time or from time to time, that the Company file a registration statement on Form S-3 (or any similar shortform registration which may be available) to register the resale of the registrable securities of the Company held by such Holders. The Amended and Restated Registration Rights Agreement will also provide such Holders with “piggy-back” registration rights, subject to certain requirements and customary conditions.

We estimate that up to an aggregate of 121,041,877 shares of Combined Company’s Class A Common Stock will be subject to registration rights pursuant to the Amended and Restated Registration Rights Agreement immediately following the Closing, representing approximately 82% of the total issued and outstanding shares of Combined Company’s Class A Common Stock following the consummation of the Business Combination, excluding the impact of the Forced Exercise Warrants and the second and third Earnout Warrants and assuming, among other things, that neither the Company nor the Combined Company enter into any additional financing arrangements after the date hereof and prior to Closing, that none of our existing Public Shareholders exercise redemption rights with respect to their Public Shares upon consummation of the proposed Business Combination, that there are no dissenting the Company shareholders, that the Sellers consummate their respective contributions to the Company as and when required under the Contribution Agreements, that all our Units are immediately exchanged into shares of Combined Company’s Class A Common Stock, that the closing price of our Class A Ordinary Shares is $10.00, and that no shares of Combined Company’s Class A Common Stock are issued pursuant to the Combined Company’s Equity Incentive Plan.

Under the Amended and Restated Registration Rights Agreement, the Company will indemnify such holders of Registrable Securities and its officers and directors and each person who controls such holder (within the meaning of the Securities Act) against any losses, claims, damages, liabilities and expenses (including attorneys’ fees) caused by any untrue or alleged untrue statement of material fact contained in any registration statement, proxy statement/prospectus or any amendment thereof or supplement thereto or any omission or alleged omission of a material fact required to be stated therein or necessary to make the statements therein not misleading, except insofar as the same are caused by or contained in any information furnished in writing to the Company by such holder expressly for use therein.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 2,250,000 units to cover over-allotments, if any. On June 30, 2025, the underwriters fully exercised their over-allotment option.

The underwriters were paid a cash underwriting discount of $1,155,750 ($0.067 per Unit offered in the Initial Public Offering). Additionally, the underwriters are entitled to a deferred fee of $0.30 per Unit, or $5,175,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial business combination, subject to the terms of the underwriting agreement.

Representative Shares

The Company issued to Clear Street LLC (“Clear Street”) and/or its designees 229,425 Class A Ordinary Shares (the “Representative Shares”) upon the consummation of the Initial Public Offering. The Company estimated the fair value of the Representative Shares to be $2,294,250. The fair value of the Representative Shares was determined to be $10.00 per share as the Representative Shares were issued at approximately the same time as the units sold at $10.00 per unit in the Initial Public Offering. The Company accounted for the Representative Shares as an expense of the Initial Public Offering, resulting in a charge directly to shareholder’s equity and will not require remeasurement after issuance. Clear Street (and any of its designees to whom the Representative Shares are issued) agree not to transfer, assign or sell any such shares without the Company’s prior consent until the completion of a Business Combination. In addition, the Representative Shares are deemed to be underwriting compensation by the Financial Industry Regulatory Authority, Inc. (“FINRA”) pursuant to FINRA Rule 5110 and will, accordingly, be subject to certain transfer restrictions or a period of 180 days beginning on the date of commencement of sales of the Units in the Initial Public Offering. Furthermore, Clear Street agreed (and any of its designees to whom the Representative Shares are issued agree) (i) to waive its redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the Company’s initial business combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete an initial business combination within the Completion Window.

Policy for Approval of Related Party Transactions

The Company has not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions in connection with the proposed Business Combination discussed above were not reviewed, approved or ratified in accordance with any such policy.

We have adopted the Code of Business Conduct and Ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our Code of Business Conduct and Ethics, conflict of interest situations include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. We have previously filed a form of the Code of Business Conduct and Ethics as an exhibit to the registration statement.

In addition, our audit committee, pursuant to its charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee constitutes a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction. A form of the audit committee charter has previously been filed as an exhibit to the registration statement. We also require each of our directors and officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial Business Combination with an entity that is affiliated with any of our sponsor, officers or directors, unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent entity that commonly renders valuation opinions, that our initial Business Combination is fair to our company from a financial point of view.

We are not prohibited from paying any fees (including advisory fees), reimbursements or other cash payments to any of our sponsor, officers or directors, or any of their respective affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, including the following payments, all of which, if made prior to the completion of our initial business combination, will be paid from funds held outside the Trust Account:

●	repayment of up to an aggregate of up to $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination;
●	at the closing of our initial business combination, at the option of our board of directors, a customary advisory fee, finder’s fee and/or success fee, to a person or entity associated with certain of our officers and directors, in an amount that constitutes a market standard fee for comparable transactions and services provided (the fees of which are not currently estimable and have no established limits); and
●	repayment of loans made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance working capital deficiencies, finance transaction costs in connection with an intended initial business combination, and cover the cost of the extension options. Such loans may be convertible into Working Capital Units and Extension Units, as applicable, at a price of $10.00 per unit at the option of the lender at the time of the business combination.

Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or any of their controlled affiliates, including any advisory fees payable to affiliates of our sponsor at the closing of the initial business combination

Director Independence

Nasdaq listing standards require that a majority of our Board be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have determined that Omar Hasan, Owen May, and Ted McDonagh are independent directors under the Nasdaq listing standards and Rule 10A-3 of the Exchange Act. Our independent directors have regularly scheduled meetings at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of WithumSmith+Brown, PC (“Withum”), currently acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2025 totaled $184,995.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. The aggregate fees billed by Withum for the review of our registration statements and other regulatory documents filed with SEC for the year ended December 31, 2025 totaled $0.

Tax Fees. For the year ended December 31, 2025, our independent registered public accounting firms did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. For the year ended December 31, 2025, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a)	The following documents are filed as part of this report: (see table on next page)

Exhibit No.	Description
1.1*

Underwriting Agreement, dated June 26, 2025, by and between the Company and Clear Street LLC, as representative of the underwriters. (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K, filed with the SEC on June 30, 2025).

2.1*(1)†

Business Combination Agreement, dated as of August 25, 2025, by and among the Company, SPAC Sub, Crypto.com, Crypto.com Sub, TMTG and the Sponsor (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the SEC on August 26, 2025).

2.2**	Amendment No. 1 to Business Combination Agreement, dated as of October 31, 2025, by and among Yorkville, Yorkville Sub, Crypto.com, Crypto.com Sub, Sponsor and TMTG.
3.1*

Amended and Restated Memorandum and Articles of Association of Yorkville (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Yorkville’s Registration Statement on Form S-1 (File No. 333-286569), filed with the SEC on June 6, 2025).

4.1*	Specimen Unit Certificate (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-286569), filed by the Company with the SEC on April 16, 2025).
4.2*

Specimen Class A Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 333-286569), filed by the Company with the SEC on April 16, 2025).

4.3*	Specimen Warrant Certificate (included in Exhibit 4.4).
4.4*

Warrant Agreement, dated June 26, 2025, by and between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on June 30, 2025).

4.5**	Form of Earnout Warrant between the Company and TMTG
4.6*	Form of Forced Exercise Warrant between the Company and the holders (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on August 26, 2025).
10.1*

Subscription Agreement, between the Company and the Sponsor, dated as of March 5, 2025 (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-286569), filed by the Company with the SEC on April 16, 2025).

10.2*

Promissory Note issued by the Registrant to our sponsor, dated as of March 5, 2025 (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-286569), filed by the Company with the SEC on April 16, 2025).

10.3*

Letter Agreement, dated June 26, 2025, by and among the Company, its officers, directors and the Sponsor (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on June 30, 2025).

10.4*

Investment Management Trust Agreement, dated June 26, 2025, by and between Continental Stock Transfer & Trust Company, LLC and the Company (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on June 30, 2025).

10.5*

Private Placement Unit Purchase Agreement dated June 26, 2025, by and among the Company and the Sponsor (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the SEC on June 30, 2025).

10.6*

Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-286569), filed by the Company with the SEC on June 6, 2025).

10.7*

Registration Rights Agreement, dated June 26, 2025, by and among the Company and certain security holders (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on June 30, 2025).

10.8*

Sponsor Support Agreement, dated as of August 25, 2025, by and among the Company, SPAC Sub, Crypto.com, Sponsor and the Sellers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on August 26, 2025).

10.9*	Backstop Agreement, dated as of August 25, 2025, between the Company and the Investor (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on August 26, 2025).
10.10*	Form of Registration Rights Agreement by and among the Company, TMTG and the Sellers (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on August 26, 2025).

10.11*	Form of Lock-Up Agreement between the Company and the Lock-Up Parties (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the SEC on August 26, 2025).
10.12*	Form of Stock Purchase Agreement between the Company and the Investor (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed with the SEC on August 26, 2025).
10.13**†	Voting Agreement, dated as of August 25, 2025, by and among the Company, Crypto.com Sub, and TMTG.
10.14**	Contribution Agreement, dated as of August 25, 2025, by and between the Company and TMTG.
10.15**	Contribution and Sale Agreement, dated as of August 25, 2025, by and among the Company, Yorkville Sub, and Crypto.com Sub.
10.16*	Working Capital Note, dated February 11, 2026, issued by the Company to the Sponsor (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on February 17, 2026).
14.1*

Form of Code of Business Conduct and Ethics. (incorporated by reference to Exhibit 14.1 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-286569), filed by the Company with the SEC on June 6, 2025).

19.1**	Insider Trading Policy.
21.1**	List of Subsidiaries.
31.1***	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2***	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
97.1**	Yorkville Acquisition Corp. Clawback Policy.
99.1*

Audit Committee Charter (incorporated by reference to Exhibit 99.1 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-286569), filed by the Company with the SEC on June 6, 2025).

99.2*

Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-286569), filed by the Company with the SEC on June 6, 2025).

101.INS**	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*104**	Inline XBRL Taxonomy Extension Presentation Linkbase Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Previously filed.
**	Filed herewith.
***	Furnished herewith.
(1)

Certain schedules, exhibits and similar attachments have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant agrees to furnish supplementally a copy of all omitted information to the SEC upon its request.

†	Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K

Item 16. FORM 10-K SUMMARY

None.

YORKVILLE ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Yorkville Acquisition Corp.

Opinion on the Financial Statement

We have audited the accompanying consolidated balance sheet of Yorkville Acquisition Corp. (the “Company”) as of December 31, 2025, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the period from March 3, 2025 (inception) through December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Yorkville Acquisition Corp. as of December 31, 2025, and the results of its consolidated operations and cash flows for the period from March 3, 2025 (inception) through December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties to meet the Company’s working capital needs. The liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. Our opinion is not modified with respect to this matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2025.

New York, NY

March 31, 2026

YORKVILLE ACQUISITION CORP.

CONSOLIDATED BALANCE SHEET

December 31, 2025
Assets:
Current assets
Cash	$212,099
Prepaid expenses - current	191,667
Total current assets	403,766
Non-current assets
Investments held in Trust Account	176,338,275
Prepaid expenses – non-current	78,833
Total non-current assets	176,417,108
Total Assets	$176,820,874

Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit:
Current liabilities
Accrued expenses	$1,826,861
Due to related party	45,000
Accounts payable	180,140
Total current liabilities	2,052,001
Non-current liabilities
Deferred underwriting commissions	5,175,000
Total non-current liabilities	5,175,000
Total Liabilities	7,227,001

Commitments and Contingencies (Note 7)
Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 17,250,000 shares issued and outstanding at redemption value of $10.22 per share	176,338,275

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A Ordinary Shares, $0.0001 par value; 200,000,000 shares authorized; 581,250 shares issued and outstanding (excluding 17,250,000 shares subject to possible redemption)	58
Class B Ordinary Shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital	—
Accumulated deficit	(6,745,035)
Total Shareholders’ Deficit	(6,744,402)
Total Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit	$176,820,874

The accompanying notes are an integral part of these consolidated financial statements.

YORKVILLE ACQUISITION CORP.

CONSOLIDATED STATEMENT OF OPERATIONS

For the
Period From
March 3,
2025
(Inception) Through
December 31,
2025
General and administrative expenses	$2,488,992
Loss from operations	(2,488,992)

Other income:
Income on investments in Trust Account	2,975,775
Interest income	12,302
Other income, net	2,988,077
Net income	$499,085

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	10,497,533

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.03

Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares	353,721

Basic and diluted net income per share, non-redeemable Class A ordinary shares	$0.03

Basic weighted average shares outstanding, non-redeemable Class B ordinary shares	5,456,414

Basic net income per share, non-redeemable Class B ordinary shares	$0.03

Diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	5,678,454

Diluted net income per share, non-redeemable Class B ordinary shares	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

YORKVILLE ACQUISITION CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM MARCH 3, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – March 3, 2025 (inception)	—	$—	—	$—	$—	$—	$—
Class B Ordinary Shares issued to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Fair Value of Public Warrants included in Public Units	—	—	—	—	3,526,667	—	3,526,667
Capital contribution from Sponsor	—	—	—	—	181,750	—	181,750
Sale of Private Placement Units	351,825	35	—	—	3,518,215	—	3,518,250
Issuance of Representative Shares	229,425	23	—	—	2,294,227	—	2,294,250
Allocated value of transaction costs to warrants	—	—	—	—	(192,678)	—	(192,678)
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value	—	—	—	—	(9,352,606)	(7,244,120)	(16,596,726)
Net income	—	—	—	—	—	499,085	499,085
Balance – December 31, 2025	581,250	$58	5,750,000	$575	$—	$(6,745,035)	$(6,744,402)

The accompanying notes are an integral part of these consolidated financial statements.

YORKVILLE ACQUISITION CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 3, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

Cash Flows from Operating Activities:
Net income	$499,085
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	12,762
General and administrative expenses paid by Sponsor under promissory note – related party	41,195
Income of investments in Trust Account	(2,975,775)
Changes in operating assets and liabilities:
Prepaid expenses	(270,500)
Due to related party	45,000
Accounts payable	180,140
Accrued expenses	1,826,861
Net cash used in operating activities	(641,232)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(173,362,500)
Net cash used in investing activities	(173,362,500)

Cash Flows from Financing Activities:
Proceeds from sale of Units	173,500,000
Proceeds from sale of Private Placement Units	3,518,250
Payment of underwriting fee	(1,155,750)
Capital contribution from Sponsor	181,750
Payment of Promissory Note – related party	(124,723)
Payment of offering costs	(703,696)
Net cash provided by financing activities	174,215,831

Net Change in Cash	212,099
Cash – Beginning of period	—
Cash – End of period	$212,099

Supplemental Non-Cash Investing and Financing Activities:
Deferred offering costs contributed by Sponsor through promissory note – related party	$83,528
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$12,238
Deferred underwriter fee payable	$5,175,000
Issuance of representative shares	$2,294,250

The accompanying notes are an integral part of these consolidated financial statements.

YORKVILLE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

As of December 31, 2025, the Company has not commenced any operations. All activity for the period from March 3, 2025 (inception) through December 31, 2025 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), as defined below, and activities associated with identifying and negotiating a potential business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

See Form 8-K filed with the SEC on August 26, 2025 for further discussion on the Business Combination.

Liquidity and Capital Resources

As of December 31, 2025, the Company had $212,099 of cash and a working capital deficit of $1,648,235. The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through receipt of $25,000 from the Sponsor in exchange for the issuance of Founder Shares, and up to $300,000 under the Promissory Note (as defined in Note 6). On July 2, 2025, the Promissory Note was repaid in full. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements — Going Concern”, subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $212,099 of cash and no cash equivalents as of December 31, 2025.

Investments Held in Trust Account

At December 31, 2025, the assets in the Trust Account, amounting to $176,338,275, were held in money market funds backed by treasury securities in accordance with the Trust Agreement.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be a Cayman Islands exempted company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the condensed consolidated balance sheet date. As of December 31, 2025, there were no derivative liabilities.

Net Income Per Ordinary Share

The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. The Company complies with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. Net income per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Accretion associated with redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The Company has not considered the effect of the 5,750,000 Public Warrants in the calculation of diluted net income per share, since the exercise of such warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares:

	For the Period from March 3, 2025
	(inception) through
	December 31, 2025
	Class A	Class A	Class B
	Redeemable	Non-redeemable	Non-redeemable
Basic net income per ordinary shares:
Numerator:
Allocation of net income, basic	$321,270	$10,825	$166,990
Denominator:
Basic weighted average ordinary shares outstanding	10,497,533	353,721	5,456,414
Basic net income per ordinary share	$0.03	$0.03	$0.03

Diluted net income per ordinary shares:
Numerator:
Allocation of net income, diluted	$316,954	$10,680	$171,451
Denominator:
Diluted weighted average ordinary shares outstanding	10,497,533	353,721	5,678,454
Diluted net income per ordinary share	$0.03	$0.03	$0.03

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheet. As of December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed consolidated balance sheet are reconciled in the following table:

Gross proceeds from Initial Public Offering	$172,500,000
Less:
Proceeds allocated to Public Warrants	(3,526,667)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(9,231,784)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	16,596,726
Class A ordinary shares subject to possible redemption at December 31, 2025	$176,338,275

Recently Adopted Accounting Standards

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

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides for additional disclosures primarily related to the income tax rate reconciliations and income taxes paid. ASU 2023-09 requires entities to annually disclose the income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and nontaxable or nondeductible items, among others. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. ASU 2023-09 also requires entities to disclose net income taxes paid or received to federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. ASU 2023-09 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company has assessed the impact of ASU 2023-09 and determined there is no material impact on its financial position, results of operations or cash flows.

Accounting Standards Not Yet Adopted

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures” (“ASU 2024-03”), which requires entities to disclose details about specific expenses, such as inventory purchases, employee compensation, depreciation, amortization and depletion, included within commonly presented income statement expense captions. The disaggregated expense captions must be disclosed in a tabular format in the notes to the financial statements. ASU 2024-03 is effective for annual periods beginning on January 1, 2027 and interim periods beginning on January 1, 2028. The Company is currently evaluating the impact of adopting ASU 2024-03 on its financial statements and related disclosures.

In December 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements” (“ASU 2025-11”), which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11 on its consolidated financial statements and related disclosures.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering on June 30, 2025, the Company sold 17,250,000 Units at a purchase price of $10.00 per Unit, which includes the full exercise of the underwriters’ over-allotment option in the amount of 2,250,000 Units. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each Public Warrant will become exercisable until 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

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

December 31,
2025
Cash	$212,009
Investments held in Trust Account	$176,338,275

For the
Period from
March 3, 2025
(Inception)
through
December 31,
2025
General and administrative expenses	$2,488,992
Income earned on cash and marketable securities held in Trust Account	$2,975,775

The CODM reviews cash held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

Formation, general and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Completion Window. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the condensed consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net loss are reported on the consolidated statement of operations and described within their respective disclosures.

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

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering (the “Promissory Note”). The Promissory Note was non-interest bearing, unsecured and due at the earlier of March 25, 2026, or the closing of the Initial Public Offering. As of June 30, 2025, the Company had borrowed $124,723 under the Promissory Note. On July 2, 2025, the Company repaid the Promissory Note in full to the Sponsor. The Promissory Note was non-interest bearing and no amounts are outstanding as of December 31, 2025. Borrowings under the Promissory Note are no longer available.

Due to Related Party

On December 30, 2025, the Board of Directors (the “Board”) of Yorkville Acquisition Corp., approved the payment by the Company of a monthly advisory fee of $15,000 payable to the Company’s Chief Executive Officer, Kevin McGurn, in connection with identifying, investigating, negotiating and completing the Company’s initial Business Combination and related matters. The advisory fee is effective as of October 2025 and will continue on a monthly basis until the earlier of (i) the closing and completion of the Company’s initial business combination and (ii) the liquidation of the Company.

As of December 31, 2025, there is $45,000 in due to related party related to the agreement. The Company incurred $45,000 for the period from March 3, 2025 (inception) through December 31, 2025. Amounts have been included in general and administrative expenses in the accompanying statement of operations.

Related Party Loans

In addition, in order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, such loans may be convertible into private placement-equivalent units of the post-Business Combination entity at a price of $10.00 per unit (“Working Capital Units”), with each unit comprised of one Class A ordinary share (“Working Capital Share”) and one-third of one warrant to purchase one Class A ordinary share at an exercise price of $11.50 per share (“Working Capital Warrant”). As of December 31, 2025, the Company had no borrowings under the Working Capital Loans.

Additionally, in order to finance potential extensions, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company up to $3,450,000 in extension loans (assuming the underwriters exercise their over-allotment option and no Public Shares have been redeemed at the time of each extension), as may be required (“Extension Loans”). The Extension Loans may be convertible private placement-equivalent units of the post-business combination entity at a price of $10.00 per unit (“Extension Units”), with each unit comprised of one Class A ordinary share (“Extension Share”) and one-third of one warrant to purchase one Class A ordinary share at an exercise price of $11.50 per share (“Extension Warrant”). As of December 31, 2025, the Company had no borrowings under the Extension Loans.

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

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. As of December 31, 2025, there were 581,250 shares of Class A ordinary shares issued and outstanding, excluding 17,250,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. As of December 31, 2025, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

Warrants — As of December 31, 2025, there were 5,867,240 warrants outstanding (including warrants that are constituent security of either the Units or the Private Placement Units), including 5,749,965 Public Warrants and 117,275 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

Recurring Fair Value Measurements

The following table presents information about the Company’s recurring fair value measurements as of December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	December 31, 2025
		US$
Assets:
Investments held in Trust Account	1	$176,338,275

Non- Recurring Fair Value Measurements

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

June 30, 2025
Implied Class A Ordinary Share price	$11.02
Exercise price	$11.50
Simulation term (years)	7.00
Risk-free rate	3.98%
Estimated implied volatility	2.77%
Market adjustment	29.26%
Calculated value per warrant	$0.61

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the accompanying balance sheet date through the date that the accompanying financial statements were issued. Based upon this review, other than those disclosed below, the Company did not identify any additional subsequent events that would have required adjustment or disclosure in the accompanying financial statements.

On February 11, 2026, the Company issued a convertible unsecured promissory note (the “Working Capital Note”) in the aggregate principal amount of $250,000.00 to the Sponsor in order to provide the Company with additional working capital. Pursuant to the terms of the Working Capital Note, the principal balance shall not accrue interest; shall be payable by the Company on the earlier of the date on which Company consummates its initial business combination or the date that the winding up of the Company is effective; and is convertible at the Sponsor’s election upon the consummation of the Company’s initial business combination. Should the Sponsor elect to convert all or a portion of the principal balance, the elected principal balance amount will convert, at a price of $10.00 per unit, into units identical to the Private Placement Units issued in connection with the Company’s Initial Public Offering (each, a “Working Capital Units”), rounded down to the nearest whole number. On February 19, 2026, the Company drew $250,000 against the Working Capital Note.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Cayman Islands, on the 31st day of March, 2026.

YORKVILLE ACQUISITION CORP.

By:	/s/ Kevin McGurn
Name:	Kevin McGurn
Title:	Principal Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this Annual Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Kevin McGurn	Principal Executive Officer and Director	March 31, 2026
Kevin McGurn	(Principal Executive Officer)

/s/ Troy Rillo	Principal Financial Officer	March 31, 2026
Troy Rillo	(Principal Financial Officer and Principal Accounting Officer)

/s/ Mark Angelo	Chairman	March 31, 2026
Mark Angelo

/s/ Omar Hasan	Director	March 31, 2026
Omar Hasan

/s/ Owen May	Director	March 31, 2026
Owen May

/s/ Ted McDonagh	Director	March 31, 2026
Ted McDonagh