Form 10-Q
period 2026-03-31
Yorkville Acquisition Corp.
filed 2026-05-15
CIK 2064658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

☒ Yes ☐ No

As of May 15, 2026, the registrant had a total of 17,831,250 Class A ordinary shares, $0.0001 par value, issued and outstanding and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

YORKVILLE ACQUISITION CORP.

MARCH 31, 2026

		Page
PART I - FINANCIAL INFORMATION		1
Item 1.	Financial Statements.	1
	Condensed Consolidated Balance Sheets as of March 31, 2026 (Unaudited) and December 31, 2025	1
	Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and for the period from March 3, 2025 (inception) through March 31, 2025	2
	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the three months ended March 31, 2026 and for the period from March 3, 2025 (inception) through March 31, 2025	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and for the period from March 3, 2025 (inception) through March 31, 2025	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25
PART II - OTHER INFORMATION		26
Item 1.	Legal Proceedings	26
Item 1.A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	26
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	28
PART III – SIGNATURES		29

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

YORKVILLE ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2026	December 31, 2025
Assets:	(Unaudited)	(Audited)
Current assets
Cash	$60,261	$212,099
Prepaid expenses – current	225,000	191,667
Total current assets	285,261	403,766
Non-current assets
Investments held in Trust Account	177,932,677	176,338,275
Prepaid expenses - non-current	38,521	78,833
Total non-current assets	177,971,198	176,417,108
Total Assets	$178,256,459	$176,820,874

Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit:
Current liabilities
Accrued expenses	$2,249,022	$1,826,861
Due to related party	15,000	45,000
Promissory note – related party	250,000	—
Accounts payable	30,209	180,140
Total current liabilities	2,544,231	2,052,001
Non-current liabilities
Deferred underwriting commissions	5,175,000	5,175,000
Total non-current liabilities	5,175,000	5,175,000
Total Liabilities	7,719,231	7,227,001

Commitments and Contingencies (Note 7)
Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 17,250,000 shares issued and outstanding at redemption value of $10.31 and $10.22 per share at March 31, 2026 and December 31, 2025, respectively	177,932,677	176,338,275

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value; 200,000,000 shares authorized; 581,250 shares issued and outstanding (excluding 17,250,000 shares subject to possible redemption) at March 31, 2026 and December 31, 2025, respectively	58	58
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	575	575
Additional paid-in capital	—	—
Accumulated deficit	(7,396,082)	(6,745,035)
Total Shareholders’ Deficit	(7,395,449)	(6,744,402)
Total Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit	$178,256,459	$176,820,874

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YORKVILLE ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		For the
		Period from
	For the	March 3,
	Three Months	2025
	Ended	(inception) through
	March 31,	March 31,
	2026	2025
General and administrative expenses	$652,277	$30,424
Loss from operations	(652,277)	(30,424)

Other income:
Income on investments in Trust Account	1,594,402	—
Interest income	1,230	—
Other income, net	1,595,632	—
Net income (loss)	$943,355	$(30,424)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	17,250,000	—

Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.04	$—

Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares	581,250	—

Basic and diluted net income (loss) per share, non-redeemable Class A ordinary shares	$0.04	$—

Basic and diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	5,750,000	5,000,000 (1)

Basic and diluted net income (loss) per share, non-redeemable Class B ordinary shares	$0.04	$(0.01)
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

YORKVILLE ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2026

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	581,250	$58	5,750,000	$575	$—	$(6,745,035)	$(6,744,402)
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value	—	—	—	—	—	(1,594,402)	(1,594,402)
Net income	—	—	—	—	—	943,355	943,355
Balance – March 31, 2026	581,250	$58	5,750,000	$575	$—	$(7,396,082)	$(7,395,449)

For the Period from March 3, 2025 (Inception) Through March 31, 2025

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – March 3, 2025 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor(1)	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(30,424)	(30,424)
Balance - March 31, 2025	—	—	5,750,000	$575	$24,425	$(30,424)	$(5,424)
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

YORKVILLE ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the
		Period From
		March 3,
	Three Months	2025
	Ended	(Inception) Through
	March 31,	March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$943,355	$(30,424)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	12,762
Income on investments in Trust Account	(1,594,402)	—
Changes in operating assets and liabilities:
Prepaid expenses	6,979	—
Due to related party	(30,000)	—
Accounts payable	(149,931)	3,275
Accrued expenses	422,161	14,387
Net cash used in operating activities	(401,838)	—

Cash Flows from Financing Activities:
Proceeds from Promissory Note – related party	250,000	—
Net cash provided by financing activities	250,000	—

Net change in Cash	(151,838)	—
Cash – Beginning of period	212,099	—
Cash – End of period	$60,261	$—

Non-Cash Investing and Financing Activities:
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$12,238
Deferred offering costs included in accrued offering costs	$—	$142,376

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

As of March 31, 2026, the Company has not commenced any operations. All activity for the period from March 3, 2025 (inception) through March 31, 2026 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), as defined below, and activities associated with identifying and negotiating a potential business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs for the Initial Public Offering amounted to $9,424,463, consisting of $1,155,750 of cash underwriting fee, $5,175,000 of deferred underwriting fee (or $3,105,000 if in connection with the proposed Business Combination, as discussed further below), $2,294,250 for issuance of representative shares, and $799,463 of other offering costs.

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

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable (other than excise or similar taxes)), divided by the number of then outstanding Public Shares, subject to the limitations. The amount in the Trust Account is initially anticipated to be $10.05 per Public Share. The Public Shares subject to redemption were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

Pursuant to the terms of the Business Combination Agreement, the Sellers will contribute certain assets to the Company and SPAC Sub (as applicable) in exchange for Transaction Shares (as defined in the Business Combination Agreement), the Forced Exercise Warrants (as defined below) and the Earnout Warrants (as defined below) (as applicable).

Pursuant to and concurrently with the execution of the Business Combination Agreement (the “Business Combination Closing”), Crypto.com entered into an Asset Contribution Agreement with Crypto.com Sub (the “Pre-Closing Crypto.com Contribution Agreement 1”) pursuant to which, immediately prior to, but contingent upon, the Business Combination Closing, Crypto.com will contribute (the “Pre-Closing Crypto.com Contribution”) 6,313,000,212 Cronos tokens and all necessary physical devices required to establish and operate a Cronos proof of stake validator node and staking infrastructure (the “Cronos Assets”) to Crypto.com Sub.

Pursuant to and concurrently with the execution of the Business Combination Agreement, Crypto.com Sub entered into an Asset Contribution Agreement with the Company (the “Crypto.com Contribution and Sale Agreement” and, together with the Crypto.com Pre-Closing Contribution Agreement 1, the “Crypto.com Contribution Agreements”) pursuant to which, at the Business Combination Closing, (a) Crypto.com Sub will (1) at the Business Combination Closing, sell 90% of the Cronos Assets to SPAC Sub and (2) immediately following the Business Combination Closing, contribute 10% of the Cronos Assets to the Company in consideration of an aggregate 100,000,000 shares of SPAC Class B common Stock (“SPAC Class B Common Stock”), and a Forced Exercise Warrant, exercisable for 10,000,000 shares of SPAC Class A common stock (“SPAC Class A Common Stock”). In connection with the consummation of the Crypto.com Contribution and Sale Agreement, at the Business Combination Closing, Crypto.com will license to the Company, pursuant to a Trademark License Agreement, certain intellectual property and all operational knowhow and proprietary technology required to establish and operate a Cronos proof of stake validator node, and staking infrastructure.

Pursuant to and concurrently with the execution and delivery of the Business Combination Agreement, TMTG entered into a trademark license agreement (the “TMTG License Agreement”), with Trump Media Group, LLC, a Florida limited liability company, (“Asset Company”) pursuant to which, immediately prior to, but contingent upon, the Business Combination Closing, TMTG will license the rights to use the “Trump Media Group” brand name and certain other intellectual property rights to the Asset Company (the “Pre-Closing TMTG Contribution” and together with the Pre-Closing Crypto.com Contribution, the “Pre-Closing Contributions”).

Pursuant to and concurrently with the execution and delivery of the Business Combination Agreement, TMTG entered into an asset contribution agreement with the Company (the “TMTG Contribution Agreement”) and, together with the Crypto.com Contribution Agreements and the TMTG License Agreement, the “Contribution Agreements”) pursuant to which, at the Business Combination Closing, TMTG will contribute 100% of the issued and outstanding membership interests of the Asset Company (the “Asset Company Interests”) to the Company in consideration of 10,000,000 shares of SPAC Class A Common Stock, the Earnout Warrants (as described below) and a Forced Exercise Warrant, exercisable for 10,000,000 shares of SPAC Class A Common Stock (the “Forced Exercise Warrant”).

At the Business Combination Closing, subject to the terms and conditions set forth in the Business Combination Agreement and pursuant to the Contribution Agreements, the Sellers will sell to the Company (or SPAC Sub, as applicable), and the Company (or SPAC Sub, as applicable) will purchase from the Sellers, the Cronos Assets and the Asset Company Interests (as applicable) as follows:

(a)	Crypto.com Sub will (i) sell to SPAC Sub, and SPAC Sub will purchase from Crypto.com Sub, all right, title and interest in and to 90% of the Cronos Assets, free and clear of all liens, in consideration of 90,000,000 shares of SPAC Class B Common Stock, and (ii) contribute to the Company, and the Company shall receive from Crypto.com Sub, all right, title and interest in and to 10% of the Cronos Assets, free and clear of all liens, in consideration of 10,000,000 shares of SPAC Class B Common Stock and a Forced Exercise Warrant, exercisable for 10,000,000 shares of SPAC Class A Common Stock. The consideration will be allocated to SPAC Sub and the Company pursuant to the Crypto.com Contribution and Sale Agreement.
(b)	TMTG will sell to the Company, and the Company will purchase from TMTG, all right, title and interest in and to the Asset Company Interests, free and clear of all liens, in consideration of 10,000,000 shares of SPAC Class A Common Stock and a Forced Exercise Warrant, exercisable for 10,000,000 shares of SPAC Class A Common Stock.
(c)	Additionally, in exchange for such Asset Company Interests, the Company will issue three Earnout Warrants to TMTG, each exercisable for a number of shares of SPAC Class A Common Stock equal to 7% of the Company’s outstanding capital stock at the time of the Business Combination Closing, rounded to the nearest whole number. Each Earnout Warrant will be exercisable within 30 days of the occurrence of the applicable triggering event as described in the Earnout Warrants (each, an “Earnout Warrant”).
(d)	The Company will issue to the Sponsor a Forced Exercise Warrant exercisable (on or after the Business Combination Closing) for 2,000,000 shares of SPAC Class A Common Stock.

See Form 8-K filed with the SEC on August 26, 2025 for further discussion on the Business Combination.

Liquidity and Capital Resources

As of March 31, 2026, the Company had $60,261 of cash and a working capital deficit of $2,258,970. The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through receipt of $25,000 from the Sponsor in exchange for the issuance of Founder Shares, and up to $300,000 under the Promissory Note (as defined in Note 6). On July 2, 2025, the Promissory Note was repaid in full. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements — Going Concern”, subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, the accompanying unaudited condensed financial statements do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2025 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, YA S3 Inc., which is inactive. All intercompany balances and transactions are eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $60,261 and $212,099 of cash and no cash equivalents, respectively as of March 31, 2026 and December 31, 2025.

Investments Held in Trust Account

At March 31, 2026 and December 31, 2025, the assets in the Trust Account, amounting to $177,932,677 and $176,338,275, respectively, were held in money market funds backed by treasury securities in accordance with the Trust Agreement.

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

Transaction costs for the Initial Public Offering amounted to $9,424,463, consisting of $1,155,750 of cash underwriting fee, $5,175,000 of deferred underwriting fee (or $3,105,000 if in connection with the proposed Business Combination, as discussed further below), $2,294,250 for issuance of representative shares, and $799,463 of other offering costs.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be a Cayman Islands exempted company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the condensed consolidated balance sheet date. As of March 31, 2026 and December 31, 2025, there were no derivative liabilities.

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

The Company has not considered the effect of the Public Warrants in the calculation of diluted net income per share, since the exercise of such warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares for the three months ended March 31, 2026:

	For the Three Months Ended
	March 31, 2026
	Class A	Class A	Class B
	Redeemable	Non-redeemable	Non-redeemable
Basic and diluted net income per ordinary shares:
Numerator:
Allocation of net income, basic and diluted	$690,076	$23,253	$230,026
Denominator:
Basic and diluted weighted average ordinary shares outstanding	17,250,000	581,250	5,750,000
Basic and diluted net income per ordinary share	$0.04	$0.04	$0.04

The earnings per share presented in the statement of operations for the period from March 3, 2025 (inception) through March 31, 2025 is based on the following:

For the Period from
March 3, 2025
(inception) Through
March 31, 2025
Net loss	$(30,424)
Basic and diluted weighted average Class B Ordinary Shares outstanding	5,000,000
Basic and diluted net loss per share	$(0.01)

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheet. As of March 31, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed consolidated balance sheet are reconciled in the following table:

Gross proceeds from Initial Public Offering	$172,500,000
Less:
Proceeds allocated to Public Warrants	(3,526,667)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(9,231,784)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	16,596,726
Class A ordinary shares subject to possible redemption at December 31, 2025	176,338,275
Accretion of Class A ordinary shares subject to possible redemption	1,594,402
Class A ordinary shares subject to possible redemption at March 31, 2026	$177,932,677

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

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering on June 30, 2025, the Company sold 17,250,000 Units at a purchase price of $10.00 per Unit, which includes the full exercise of the underwriters’ over-allotment option in the amount of 2,250,000 Units. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each Public Warrant will not become exercisable until 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

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

March 31,
2026
Cash	$60,261
Investments held in Trust Account	$177,932,677

For the Three
Months Ended
March 31, 2026
General and administrative expenses	$652,277
Income earned on cash and marketable securities held in Trust Account	$1,594,402

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

All other segment items included in net loss are reported on the condensed consolidated statement of operations and described within their respective disclosures.

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

As of March 31, 2026 and December 31, 2025, there is $15,000 and $45,000, respectively, in due to related party related to the agreement. The Company incurred $45,000 and $0, respectively, for the three months ended March 31, 2026 and for the period from March 3, 2025 (inception) through March 31, 2025. Amounts have been included in general and administrative expenses in the accompanying statement of operations.

Related Party Loans

In addition, in order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Notes”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Notes. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Notes but no proceeds held in the Trust Account would be used to repay the Working Capital Notes. If the Sponsor makes any Working Capital Notes, of which up to $1,500,000 of such Working Capital Notes may be convertible into private placement-equivalent units of the post-Business Combination entity at a price of $10.00 per unit (“Working Capital Units”), with each unit comprised of one Class A ordinary share (“Working Capital Share”) and one-third of one warrant to purchase one Class A ordinary share at an exercise price of $11.50 per share (“Working Capital Warrant”). On February 11, 2026, the Company issued a convertible unsecured promissory note (the “Working Capital Note”) in the aggregate principal amount of $250,000 to the Sponsor in order to provide the Company with additional working capital. Pursuant to the terms of the Working Capital Note, the principal balance shall not accrue interest; shall be payable by the Company on the earlier of the date on which Company consummates its initial Business Combination or the date that the winding up of the Company is effective; and is convertible at the Sponsor’s election upon the consummation of the Company’s initial business combination. Should the Sponsor elect to convert all or a portion of the principal balance, the elected principal balance amount will convert, at a price of $10.00 per unit, into units identical to the Private Placement Units issued in connection with the Company’s Initial Public Offering (each, a “Working Capital Unit”), rounded down to the nearest whole number. On February 19, 2026, the Company drew $250,000 against the Working Capital Note. As of March 31, 2026, there is $250,000 outstanding under the Working Capital Note. The Company has relied upon Section 4(a)(2) of the Securities Act of 1933, as amended, in connection with the issuance of the Working Capital Note.

Additionally, in order to finance potential extensions, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company up to $3,450,000 in extension loans (assuming the underwriters exercise their over-allotment option and no Public Shares have been redeemed at the time of each extension), as may be required (“Extension Loans”). The Extension Loans may be convertible private placement-equivalent units of the post-business combination entity at a price of $10.00 per unit (“Extension Units”), with each unit comprised of one Class A ordinary share (“Extension Share”) and one-third of one warrant to purchase one Class A ordinary share at an exercise price of $11.50 per share (“Extension Warrant”). As of March 31, 2026 and December 31, 2025, the Company had no borrowings under the Extension Loans.

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

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the ongoing wars between Russia and Ukraine, Israel and Hamas, Iran and its proxies in certain of the neighboring countries in the Middle East and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

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

The underwriters were paid a cash underwriting discount of $1,155,750 ($0.067 per Unit offered in the Initial Public Offering). Additionally, the underwriters are entitled to a deferred fee of $0.30 per Unit, or $5,175,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On August 25, 2025, the underwriters agreed to reduce the deferred underwriting discount to $0.18 per Unit sold in the Initial Public Offering, or $3,105,000, in connection with the proposed Business Combination contemplated by the Business Combination Agreement. If the Company consummates a Business Combination other than the proposed Business Combination, the deferred underwriting discount will remain $0.30 per Unit, or $5,175,000.

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

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were 581,250 shares of Class A ordinary shares issued and outstanding, excluding 17,250,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were 5,750,000 Class B ordinary shares issued and outstanding.

The Founder Shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in this offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares underlying the Private Placement Warrants issued to the Sponsor), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of Working Capital Notes) minus (iii) any redemptions of Class A ordinary shares by Public Shareholders in connection with an initial Business Combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

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

Warrants — As of March 31, 2026 and December 31, 2025, there were 5,867,240 warrants outstanding (including warrants that are constituent security of either the Units or the Private Placement Units), including 5,749,965 Public Warrants and 117,275 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

Recurring Fair Value Measurements

The following table presents information about the Company’s recurring fair value measurements as of March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2026
		US$
Assets:
Investments held in Trust Account	1	$177,932,677

	Level	December 31, 2025
		US$
Assets:
Investments held in Trust Account	1	$176,338,275

Non-Recurring Fair Value Measurements

Upon consummating the Initial Public Offering on June 30, 2025, the Public Warrants were valued using a Black-Scholes Simulation Model, resulting in a fair value of $3,526,667. The Public Warrants were valued using Level 3 inputs and have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants:

June 30, 2025
Implied Class A Ordinary Share price	$11.02
Exercise price	$11.50
Simulation term (years)	7.00
Risk-free rate	3.98%
Estimated implied volatility	2.77%
Market adjustment	29.26%
Calculated value per warrant	$0.61

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the accompanying balance sheet date through the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any additional subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements, other than those disclosed below.

On April 22, 2026, Mr. Kevin McGurn notified the board of directors of the Company of his resignation as Chief Executive Officer of the Company, effective immediately. Mr. McGurn's resignation was not the result of any dispute or disagreement with the Company on any matter, whether related to the Company's operations, policies, practices or otherwise.

On April 22, 2026, Mr. Troy Rillo was appointed as Chief Executive Officer of the Company by the Company's board of directors, effective immediately. Mr Rillo will continue to serve as Chief Financial Officer of the Company.

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

Overview

We are a blank check company incorporated on March 3, 2025 as a Cayman Island exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Quarterly Report as our “initial business combination”. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

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

We incurred offering costs of $9,424,463, consisting of $1,155,750 of cash underwriting fee, $5,175,000 of deferred underwriting fee (or $3,105,000 if in connection with the proposed Business Combination), $2,294,250 for issuance of representative shares, and $799,463 of other offering costs.

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

Pursuant to and concurrently with the Business Combination Closing, Crypto.com entered into the Pre-Closing Crypto.com Contribution Agreement 1 pursuant to which, immediately prior to, but contingent upon, the Business Combination Closing, Crypto.com will contribute (the “Pre-Closing Crypto.com Contribution”) 6,313,000,212 Cronos tokens and all necessary physical devices required to establish and operate a Cronos proof of stake validator node and staking infrastructure (the “Cronos Assets”) to Crypto.com Sub.

Pursuant to and concurrently with the execution of the Business Combination Agreement, Crypto.com Sub entered into an Asset Contribution Agreement with the Company (the “Crypto.com Contribution and Sale Agreement” and, together with the Crypto.com Pre-Closing Contribution Agreement 1, the “Crypto.com Contribution Agreements”) pursuant to which, at the Business Combination Closing, (a) Crypto.com Sub will (1) at the Business Combination Closing, sell 90% of the Cronos Assets to SPAC Sub and (2) immediately following the Business Combination Closing, contribute 10% of the Cronos Assets to the Company in consideration of an aggregate 100,000,000 shares of SPAC Class B Common Stock, and a Forced Exercise Warrant, exercisable for 10,000,000 shares of SPAC Class A Common Stock. In connection with the consummation of the Crypto.com Contribution and Sale Agreement, at the Business Combination Closing, Crypto.com will license to the Company, pursuant to a Trademark License Agreement, certain intellectual property and all operational knowhow and proprietary technology required to establish and operate a Cronos proof of stake validator node, and staking infrastructure.

Pursuant to and concurrently with the execution and delivery of the Business Combination Agreement, TMTG entered into a trademark license agreement (the “TMTG License Agreement”), with Trump Media Group, LLC, a Florida limited liability company, (“Asset Company”) pursuant to which, immediately prior to, but contingent upon, the Business Combination Closing, TMTG will license the rights to use the “Trump Media Group” brand name and certain other intellectual property rights to the Asset Company (the “Pre-Closing TMTG Contribution” and together with the Pre-Closing Crypto.com Contribution, the “Pre-Closing Contributions”).

Pursuant to and concurrently with the execution and delivery of the Business Combination Agreement, TMTG entered into an asset contribution agreement with the Company (the “TMTG Contribution Agreement”) and, together with the Crypto.com Contribution Agreements and the TMTG License Agreement, the “Contribution Agreements”) pursuant to which, at the Business Combination Closing, TMTG will contribute 100% of the issued and outstanding membership interests of the Asset Company to the Company in consideration of 10,000,000 shares of SPAC Class A Common Stock, the Earnout Warrants (as described below) and a Forced Exercise Warrant, exercisable for 10,000,000 shares of SPAC Class A Common Stock.

At the Business Combination Closing, subject to the terms and conditions set forth in the Business Combination Agreement and pursuant to the Contribution Agreements, the Sellers will sell to the Company (or SPAC Sub, as applicable), and the Company (or SPAC Sub, as applicable) will purchase from the Sellers, the Cronos Assets and the Asset Company Interests (as applicable) as follows:

(a)	Crypto.com Sub will (i) sell to SPAC Sub, and SPAC Sub will purchase from Crypto.com Sub, all right, title and interest in and to 90% of the Cronos Assets, free and clear of all liens, in consideration of 90,000,000 shares of SPAC Class B Common Stock, and (ii) contribute to the Company, and the Company shall receive from Crypto.com Sub, all right, title and interest in and to 10% of the Cronos Assets, free and clear of all liens, in consideration of 10,000,000 shares of SPAC Class B Common Stock and a Forced Exercise Warrant, exercisable for 10,000,000 shares of SPAC Class A Common Stock. The consideration will be allocated to SPAC Sub and the Company pursuant to the Crypto.com Contribution and Sale Agreement.

(b)	TMTG will sell to the Company, and the Company will purchase from TMTG, all right, title and interest in and to the Asset Company Interests, free and clear of all liens, in consideration of 10,000,000 shares of SPAC Class A Common Stock and a Forced Exercise Warrant, exercisable for 10,000,000 shares of SPAC Class A Common Stock.
(c)	Additionally, in exchange for such Asset Company Interests, the Company will issue three Earnout Warrants to TMTG, each exercisable for a number of shares of SPAC Class A Common Stock equal to 7% of the Company’s outstanding capital stock at the time of the Business Combination Closing, rounded to the nearest whole number. Each Earnout Warrant will be exercisable within 30 days of the occurrence of the applicable triggering event as described in the Earnout Warrants.
(d)	The Company will issue to the Sponsor a Forced Exercise Warrant exercisable (on or after the Business Combination Closing) for 2,000,000 shares of SPAC Class A Common Stock.

Results of Operations

As of March 31, 2026, we had not commenced any operations. All activity from inception through March 31, 2026 relates to our formation and our Initial Public Offering, and, since the completion of the Initial Public Offering, our search for a target to consummate an initial business combination. We will not generate any operating revenues until after the completion of an initial business combination, at the earliest. We will generate non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering and placed in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had net income of $943,355, which consisted of income on investments held in the Trust Account of $1,594,402 and interest income of $1,230, offset by general and administrative expenses of $652,277.

For the period from March 3, 2025 (inception) through March 31, 2025, we had net loss of $30,424, which consisted of formation, general and administrative expenses.

Liquidity, Capital Resources and Going Concern

As of March 31, 2026, we had $60,261 in cash and cash equivalents held outside of the Trust Account and a working capital deficit of $2,258,970 (excluding cash and marketable securities held in the Trust Account and the deferred underwriter fee payable).

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

For the three months ended March 31, 2026, net cash used in operating activities was $401,838. Net income of $943,355 was adjusted by income on investments in Trust Account of $1,594,402, and $249,209 changes in operating assets and liabilities. Net cash provided by financing activities was $250,000 related to proceeds from Working Capital Note to Sponsor.

As of March 31, 2026, we had marketable securities held in the Trust Account of $177,932,677 consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting fees and income taxes payable), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash and cash equivalents of $60,261 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that an initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Notes may be convertible into units of the post-business combination entity at a price of $10.00 per unit, at the option of the lender. As of March 31, 2026, there is $250,000 outstanding under the Working Capital Note.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Related Party Transactions

Please refer to Financial Statement Note 6 - Related Party Transactions.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of March 31, 2026.

The underwriters of the Initial Public Offering are entitled to a deferred underwriting discount of $0.30 per Unit, or $5,175,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement. On August 25, 2025, the underwriters agreed to reduce the deferred underwriting discount to $0.18 per Unit sold in the Initial Public Offering, or $3,105,000, in connection with the proposed Business Combination contemplated by the Business Combination Agreement. If the Company consummates a Business Combination other than the proposed Business Combination, the deferred underwriting discount will remain $0.30 per Unit, or $5,175,000.

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

June 30, 2025
Implied Class A Ordinary Share price	$11.02
Exercise price	$11.50
Simulation term (years)	7.00
Risk-free rate	3.98%
Selected volatility	2.77%
Calculated value per warrant	$0.61
Market adjustment	29.26%

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

As of the date of this Report, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on March 31, 2026. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

As disclosed in Items 1.01, 2.03, and 3.02 of the Company’s Current Report on Form 8‑K filed on February 17, 2026, the Company issued a Working Capital Note on February 11, 2026, in the aggregate principal amount of $250,000 to the Sponsor (See Note 6 – Related Party Transactions). Pursuant to the terms of the Working Capital Note, the principal balance shall not accrue interest; shall be payable by the Company on the earlier of the date on which Company consummates its initial Business Combination or the date that the winding up of the Company is effective; and is convertible at the Sponsor’s election upon the consummation of the Company’s initial Business Combination. Should the Sponsor elect to convert all or a portion of the principal balance, the elected principal balance amount will convert, at a price of $10.00 per unit, into Working Capital Units, rounded down to the nearest whole number. The Company has relied upon Section 4(a)(2) of the Securities Act of 1933, as amended, in connection with the issuance of the Working Capital Note.

On February 19, 2026, the Company drew $250,000 against the Working Capital Note. As of March 31, 2026, there is $250,000 outstanding under the Working Capital Note. Other than the issuance of the Working Capital Note, no unregistered sales of equity securities were completed by the Company during the fiscal quarter ending on March 31, 2026.

As disclosed in Items 1.01 and 3.02 of the Company’s Current Report on Form 8‑K filed on August 26, 2025, the Company entered into a Business Combination Agreement and related agreements that contemplate the issuance, at the closing of the Business Combination, of shares of the Company’s capital stock and warrants to certain counterparties as transaction consideration and in related financing arrangements. These contemplated issuances are subject to customary closing conditions and have not occurred as of the date of this report. Accordingly, no securities have been issued, no proceeds have been received, and no sales of the Company’s securities have taken place in connection with the Business Combination Agreement and related agreements during the period covered by this report.

If and when the closing of the proposed Business Combination occurs, the Company expects that any such issuances will be made in private transactions in reliance on exemptions from registration under the Securities Act of 1933, as amended, including Section 4(a)(2) and, where applicable, Regulation D and/or Regulation S. Any unregistered sales that occur immediately before, at, or after the closing of the Business Combination will be reported in the Company’s periodic reports covering the period in which such issuances occur and/or in a Current Report on Form 8‑K, as appropriate.

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

As of March 31, 2026, the net proceeds from the offering and the concurrent private placement remain on deposit in the trust account in accordance with the Company’s governing documents and the terms disclosed at the time of the offering, pending completion of the Company’s initial business combination. Consistent with the Company’s governing documents and the trust agreement, funds in the Trust Account have been invested only in U.S. government securities with a maturity of 185 days or less, in money market funds meeting the conditions of Rule 2a‑7 under the Investment Company Act that invest solely in direct U.S. government obligations, as uninvested cash, or in an interest‑bearing demand deposit or other bank account. Other than permitted withdrawals for taxes and allowed expenses, there has been no material change in the planned use of proceeds as described in the Company’s final prospectus. As of March 31, 2026, the Trust Account contains $177,932,677.

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

10.9	Backstop Agreement, dated as of August 25, 2025, between the Company and the Investor (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on August 26, 2025).
10.10	Form of Registration Rights Agreement by and among the Company, TMTG and the Sellers (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on August 26, 2025).
10.11	Form of Lock-Up Agreement between the Company and the Lock-Up Parties (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the SEC on August 26, 2025).
10.12	Form of Stock Purchase Agreement between the Company and the Investor (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed with the SEC on August 26, 2025).
10.13	Working Capital Note, dated February 11, 2026, issued by the Company to the Sponsor (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on February 17, 2026).
31	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YORKVILLE ACQUISITION CORP.

	By:	/s/ Troy Rillo
		Name:	Troy Rillo
		Title:	Chief Executive Officer & Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Dated: May 15, 2026