Form 10-Q
period 2026-06-30
Yorkville Acquisition Corp.
filed 2026-08-12
CIK 2064658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

☒ Yes ☐ No

As of August 12, 2026, the registrant had a total of 17,831,250 Class A ordinary shares, $0.0001 par value, issued and outstanding and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

YORKVILLE ACQUISITION CORP.

JUNE 30, 2026

		Page
PART I - FINANCIAL INFORMATION		1
Item 1.	Financial Statements.	1
	Condensed Consolidated Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025	1
	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 for the three months ended June 30, 2025 and for the period from March 3, 2025 (inception) through June 30, 2025	2
	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the three and six months ended June 30, 2026, for the three months ended June 30, 2025 and for the period from March 3, 2025 (inception) through June 30, 2025	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and for the period from March 3, 2025 (inception) through June 30, 2025	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	25
PART II - OTHER INFORMATION		26
Item 1.	Legal Proceedings	26
Item 1.A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	26
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	28
PART III – SIGNATURES		30

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

YORKVILLE ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
Assets:	(Unaudited)
Current assets
Cash	$181,617	$212,099
Prepaid expenses – current	201,958	191,667
Total current assets	383,575	403,766
Non-current assets
Investments held in Trust Account	179,533,784	176,338,275
Prepaid expenses - non-current	—	78,833
Total non-current assets	179,533,784	176,417,108
Total Assets	$179,917,359	$176,820,874

Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit:
Current liabilities
Accrued expenses	$2,213,595	$1,826,861
Due to related party	—	45,000
Promissory note – related party	500,000	—
Accounts payable	70,428	180,140
Total current liabilities	2,784,023	2,052,001
Non-current liabilities
Deferred underwriting commissions	5,175,000	5,175,000
Total non-current liabilities	5,175,000	5,175,000
Total Liabilities	7,959,023	7,227,001

Commitments and Contingencies (Note 7)
Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 17,250,000 shares issued and outstanding at redemption value of $10.31 and $10.22 per share at June 30, 2026 and December 31, 2025, respectively	179,533,784	176,338,275

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value; 200,000,000 shares authorized; 581,250 shares issued and outstanding (excluding 17,250,000 shares subject to possible redemption) at June 30, 2026 and December 31, 2025	58	58
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at June 30, 2026 and December 31, 2025	575	575
Additional paid-in capital	—	—
Accumulated deficit	(7,576,081)	(6,745,035)
Total Shareholders’ Deficit	(7,575,448)	(6,744,402)
Total Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit	$179,917,359	$176,820,874

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YORKVILLE ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					For the
					Period from
	For the	For the		For the	March 3,
	Three Months	Three Months		Six Months	2025
	Ended	Ended		Ended	(Inception) to
	June 30,	June 30,		June 30,	June 30,
	2026	2025		2026	2025
General and administrative expenses	$181,086	$63,574		$833,363	$93,998
Loss from operations	(181,086)	(63,574)		(833,363)	(93,998)

Other income:
Income on investments in Trust Account	1,601,107	—		3,195,509	—
Interest income	1,087	1,864		2,317	1,864
Other income, net	1,602,194	1,864		3,197,826	1,864
Net income (loss)	$1,421,108	$(61,710)		$2,364,463	$(92,134)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	17,250,000	189,560		17,250,000	143,750

Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.06	$(0.01)		$0.10	$(0.02)

Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares	581,250	6,387		581,250	4,844

Basic and diluted net income (loss) per share, non-redeemable Class A ordinary shares	$0.06	$(0.01)		$0.10	$(0.02)

Basic weighted average shares outstanding, non-redeemable Class B ordinary shares	5,750,000	5,008,242	(1)	5,750,000	5,006,250	(1)

Basic net income (loss) per share, non-redeemable Class B ordinary shares	$0.06	$(0.01)		$0.10	$(0.02)

Diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	5,750,000	5,750,000		5,750,000	5,750,000

Diluted net income (loss) per share, non-redeemable Class B ordinary shares	$0.06	$(0.01)		$0.10	$(0.02)
(1)

Excludes an aggregate of up to 750,000 Class B ordinary shares, $0.0001 par value subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 6). On June 30, 2025, the underwriters fully exercised their over-allotment option. As such, no Class B ordinary shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YORKVILLE ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three and Six Months Ended June 30, 2026

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	581,250	$58	5,750,000	$575	$—	$(6,745,035)	$(6,744,402)
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value	—	—	—	—	—	(1,594,402)	(1,594,402)
Net income	—	—	—	—	—	943,355	943,355
Balance – March 31, 2026 (unaudited)	581,250	$58	5,750,000	$575	$—	$(7,396,082)	$(7,395,449)
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value	—	—	—	—	—	(1,601,107)	(1,601,107)
Net income	—	—	—	—	—	1,421,108	1,421,108
Balance – June 30, 2026 (unaudited)	581,250	$58	5,750,000	$575	$—	$(7,576,081)	$(7,575,448)

For the Three Months Ended June 30, 2025 and For the Period from March 3, 2025 (Inception) Through June 30, 2025

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – March 3, 2025 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor(1)	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(30,424)	(30,424)
Balance – March 31, 2025 (unaudited)	—	$—	5,750,000	$575	$24,425	$(30,424)	$(5,424)
Fair Value of Public Warrants included in Public Units	—	—	—	—	3,526,667	—	3,526,667
Capital contribution from Sponsor	—	—	—	—	181,750	—	181,750
Sale of Private Placement Units	351,825	35	—	—	3,518,215	—	3,518,250
Issuance of Representative Shares	229,425	23	—	—	2,294,227	—	2,294,250
Allocated value of transaction costs to warrants	—	—	—	—	(192,678)	—	(192,678)
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	(9,352,606)	(4,268,345)	(13,620,951)
Net loss	—	—	—	—	—	(61,710)	(61,710)
Balance – June 30, 2025 (unaudited)	581,250	$58	5,750,000	$575	$—	$(4,360,479)	$(4,359,846)
(1)

Includes an aggregate of up to 750,000 Class B ordinary shares, $0.0001 par value subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 6). On June 30, 2025, the underwriters fully exercised their over-allotment option. As such, no Class B ordinary shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YORKVILLE ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the
		Period From
		March 3,
	Six Months	2025
	Ended	(Inception) Through
	June 30,	June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$2,364,463	$(92,134)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	12,762
Formation, general and administrative expenses paid by Sponsor under promissory note – related party	—	41,195
Income on investments in Trust Account	(3,195,509)	—
Changes in operating assets and liabilities:
Prepaid expenses	68,542	(85,000)
Due to related party	(45,000)	—
Accounts payable	(109,712)	30,680
Accrued expenses	386,734	8,801
Net cash used in operating activities	(530,482)	(83,696)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(173,362,500)
Net cash used in investing activities	—	(173,362,500)

Cash Flows from Financing Activities:
Proceeds from sale of Units	—	172,500,000
Proceeds from Private Placement Units	—	3,518,250
Payment of underwriting fee	—	(1,155,750)
Capital contribution from Sponsor	—	181,750
Payment of offering costs	—	(130,224)
Proceeds from Promissory Note – related party	500,000	—
Net cash provided by financing activities	500,000	174,914,026

Net change in Cash	(30,482)	1,467,830
Cash – Beginning of period	212,099	—
Cash – End of period	$181,617	$1,467,830

Non-Cash Investing and Financing Activities:
Deferred offering costs included in accrued offering costs	$—	$573,472
Deferred offering costs contributed by Sponsor through promissory note – related party	$—	$83,528
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$12,238
Deferred underwriter fee payable	$—	$5,175,000

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

As of June 30, 2026, the Company has not commenced any operations. All activity for the period from March 3, 2025 (inception) through June 30, 2026 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), as defined below, and activities associated with identifying and negotiating a potential business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs for the Initial Public Offering amounted to $9,424,463, consisting of $1,155,750 of cash underwriting fees, $5,175,000 of deferred underwriting fees (or $3,105,000 if in connection with the proposed Business Combination, as discussed further below), $2,294,250 for issuance of representative shares, and $799,463 of other offering costs.

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

Termination of Business Combination Agreement

On August 25, 2025, the Company executed a Business Combination Agreement (the “Business Combination Agreement”), with YA S3 Inc., a Florida corporation and an indirect wholly owned subsidiary of the Company (“SPAC Sub”), Foris Holdings KY Limited, a Cayman Islands exempted company known commercially as Crypto.com (“Crypto.com”), Crypto.com Strategy Holdings, a Cayman Islands exempted company (“Crypto.com Sub”), Yorkville Acquisition Sponsor, LLC, a Delaware limited liability company (“Sponsor”), and Trump Media & Technology Group Corp., a Florida corporation (“TMTG” and together with Crypto.com Sub and the Sponsor, the “Sellers”). The Company, SPAC Sub, Crypto.com, Crypto.com Sub, TMTG and the Sponsor are referred to herein as the “Parties.”

On August 7, 2026, the Parties entered into a Mutual Termination and Release Agreement (the “Termination Agreement”), pursuant to which the Business Combination Agreement was terminated by the mutual consent of the Parties, effective as of August 7, 2026, due to market conditions. As a result of the mutual termination of the Business Combination Agreement, that agreement became of no further force and effect, except as set forth in the Termination Agreement. The mutual termination of the Business Combination Agreement also terminated and made void the transaction agreements that were entered into in connection with the Business Combination Agreement.

Liquidity, Capital Resources and Going Concern

As of June 30, 2026, the Company had $181,617 of cash and a working capital deficit of $2,400,448. The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through receipt of $25,000 from the Sponsor in exchange for the issuance of Founder Shares, and up to $300,000 under the Promissory Note (as defined in Note 6). On July 2, 2025, the Promissory Note was repaid in full. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205 - 40, “Presentation of Financial Statements — Going Concern”, subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

The Company has until June 27, 2027 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

Further, the Company has incurred and expects to continue to incur significant costs in pursuit of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period (by June 27, 2027), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such an additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2025 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the period ended December 31, 2025. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, YA S3 Inc., which is inactive. All intercompany balances and transactions are eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all short-term investments not held in Trust with an original maturity of three months or less when purchased to be cash equivalents. The Company had $181,617 and $212,099 of cash and no cash equivalents, respectively, as of June 30, 2026 and December 31, 2025.

Investments Held in Trust Account

At June 30, 2026 and December 31, 2025, the assets in the Trust Account, amounting to $179,533,784 and $176,338,275, respectively, were held in money market funds backed by treasury securities in accordance with the Trust Agreement.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

Fair value is defined as the price that would be received for sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be a Cayman Islands exempted company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the condensed consolidated balance sheet date. As of June 30, 2026 and December 31, 2025, there were no derivative liabilities.

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

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares for the three and six months ended June 30, 2026:

	For the Three Months Ended
	June 30, 2026
	Class A	Class A	Class B
	Redeemable	Non-redeemable	Non-redeemable
Basic and diluted net income per ordinary shares:
Numerator:
Allocation of net income, basic and diluted	$1,039,559	$35,029	$346,520
Denominator:
Basic and diluted weighted average ordinary shares outstanding	17,250,000	581,250	5,750,000
Basic and diluted net income per ordinary share	$0.06	$0.06	$0.06

	For the Six Months Ended
	June 30, 2026
	Class A	Class A	Class B
	Redeemable	Non-redeemable	Non-redeemable
Basic and diluted net income per ordinary shares:
Numerator:
Allocation of net income, basic and diluted	$1,729,637	$58,281	$576,545
Denominator:
Basic and diluted weighted average ordinary shares outstanding	17,250,000	581,250	5,750,000
Basic and diluted net income per ordinary share	$0.10	$0.10	$0.10

The earnings per share presented in the statements of operations for the three months ended June 30, 2025 and for the period from March 3, 2025 (inception) through June 30, 2025 is based on the following:

	Three Months Ended
	June 30, 2025
	Class A	Class A	Class B
	Redeemable	Non-redeemable	Non-redeemable
Basic net loss per ordinary shares:
Numerator:
Allocation of net loss, basic	$(2,247)	$(76)	$(59,387)
Denominator:
Basic weighted average ordinary shares outstanding	189,560	6,387	5,008,242
Basic net loss per ordinary share	$(0.01)	$(0.01)	$(0.01)

Diluted net loss per ordinary shares:
Numerator:
Allocation of net loss, diluted	$(1,967)	$(66)	$(59,677)
Denominator:
Diluted weighted average ordinary shares outstanding	189,560	6,387	5,750,000
Diluted net loss per ordinary share	$(0.01)	$(0.01)	$(0.01)

	For the Period from March 3, 2025
	(Inception) through
	June 30, 2025
	Class A	Class A	Class B
	Redeemable	Non-redeemable	Non-redeemable
Basic net loss per ordinary shares:
Numerator:
Allocation of net loss, basic	$(2,569)	$(87)	$(89,478)
Denominator:
Basic weighted average ordinary shares outstanding	143,750	4,844	5,006,250
Basic net loss per ordinary share	$(0.02)	$(0.02)	$(0.02)

Diluted net loss per ordinary shares:
Numerator:
Allocation of net loss, diluted	$(2,245)	$(76)	$(89,813)
Denominator:
Diluted weighted average ordinary shares outstanding	143,750	4,844	5,750,000
Diluted net loss per ordinary share	$(0.02)	$(0.02)	$(0.02)

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheet. As of June 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed consolidated balance sheet are reconciled in the following table:

Gross proceeds from Initial Public Offering	$172,500,000
Less:
Proceeds allocated to Public Warrants	(3,526,667)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(9,231,784)
Plus:
Remeasurement of Class A ordinary shares subject to possible redemption	16,596,726
Class A ordinary shares subject to possible redemption at December 31, 2025	176,338,275
Remeasurement of Class A ordinary shares subject to possible redemption	3,195,509
Class A ordinary shares subject to possible redemption at June 30, 2026	$179,533,784

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

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements” (“ASU 2025-11”), which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11 on its consolidated financial statements and related disclosures.

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

June 30,
2026
Cash	$181,617
Investments held in Trust Account	$179,533,784

				For the
	For the	For the	For the	Period from
	Three Months	Three Months	Six Months	March 3, 2025
	Ended	Ended	Ended	(Inception) to
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
General and administrative expenses	$181,086	$63,574	$833,363	$93,998
Income on investments in Trust Account	1,601,107	—	3,195,509	—

The CODM reviews investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

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

The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until the earlier to occur of (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the public shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering (the “Promissory Note”). The Promissory Note was non-interest bearing, unsecured and due at the earlier of March 25, 2026, or the closing of the Initial Public Offering. As of June 30, 2025, the closing of the Initial Public Offering, the Company had borrowed $124,723 under the Promissory Note. On July 2, 2025, the Company repaid the Promissory Note in full to the Sponsor. The Promissory Note was non-interest bearing and no amounts are outstanding as of December 31, 2025. Borrowings under the Promissory Note are no longer available.

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

On April 22, 2026, Mr. Kevin McGurn notified the board of directors of the Company of his resignation as Chief Executive Officer of the Company, effective immediately. Mr. McGurn’s resignation was not the result of any dispute or disagreement with the Company on any matter, whether related to the Company’s operations, policies, practices or otherwise.

As of June 30, 2026 and December 31, 2025, there is $0 and $45,000, respectively, in due to related party related to the agreement. The Company incurred $11,250 and $56,250, respectively, for the three and six months ended June 30, 2026. The Company incurred $0 for the three months ended June 30, 2025 and for the period from March 3, 2025 (inception) through June 30, 2025. Amounts have been included in general and administrative expenses in the accompanying statements of operations.

Related Party Loans

In addition, in order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Notes”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Notes. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Notes but no proceeds held in the Trust Account would be used to repay the Working Capital Notes. Up to $1,500,000 of such Working Capital Notes may be convertible into private placement-equivalent units of the post-Business Combination entity at a price of $10.00 per unit (“Working Capital Units”), with each unit comprised of one Class A ordinary share (“Working Capital Share”) and one-third of one warrant to purchase one Class A ordinary share at an exercise price of $11.50 per share (“Working Capital Warrant”). On February 11, 2026, the Company issued a convertible unsecured promissory note (the “Working Capital Note”) in the aggregate principal amount of $250,000 to the Sponsor in order to provide the Company with additional working capital. Pursuant to the terms of the Working Capital Note, the principal balance shall not accrue interest; shall be payable by the Company on the earlier of the date on which Company consummates its initial Business Combination or the date that the winding up of the Company is effective; and is convertible at the Sponsor’s election upon the consummation of the Company’s initial business combination. Should the Sponsor elect to convert all or a portion of the principal balance, the elected principal balance amount will convert, at a price of $10.00 per unit, into units identical to the Private Placement Units issued in connection with the Company’s Initial Public Offering (each, a “Working Capital Unit”), rounded down to the nearest whole number. On February 19, 2026, the Company drew $250,000 against the Working Capital Note. On May 4, 2026, the Company entered into an amendment to the Working Capital Note increasing the aggregate principal amount to $500,000. Additionally, on May 4, 2026, the Company drew an additional $250,000 against the Working Capital Note. As of June 30, 2026, there is $500,000 outstanding under the Working Capital Note. The Company has relied upon Section 4(a)(2) of the Securities Act of 1933, as amended, in connection with the issuance of the Working Capital Note.

Additionally, in order to finance potential extensions, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company up to $3,450,000 in extension loans (assuming the underwriters exercise their over-allotment option and no Public Shares have been redeemed at the time of each extension), as may be required (“Extension Loans”). The Extension Loans may be convertible private placement-equivalent units of the post-business combination entity at a price of $10.00 per unit (“Extension Units”), with each unit comprised of one Class A ordinary share (“Extension Share”) and one-third of one warrant to purchase one Class A ordinary share at an exercise price of $11.50 per share (“Extension Warrant”). As of June 30, 2026 and December 31, 2025, the Company had no borrowings under the Extension Loans.

Note 7 — Commitments and Contingencies

Risks and Uncertainties

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing wars between Russia and Ukraine and between Israel and Hamas, Iran and its proxies in certain of the neighboring countries in the Middle East. In response to the ongoing war between Russia and Ukraine, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The ongoing wars between Russia and Ukraine and between Israel and Hamas, Iran and its proxies in certain of the neighboring countries in the Middle East and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

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

Registration Rights

The holders of the Founder Shares, placement units, Working Capital Units and Extension Units that may be issued upon conversion of loans made by the Sponsor or one of its affiliates, and their permitted transferees, will have registration rights to require the Company to register a sale of any of its securities held by them (in the case of the Founder Shares, only after conversion to the Company’s Class A ordinary shares) pursuant to a registration rights agreement to be signed prior to or on the effective date of this offering. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities for sale under the Securities Act. In addition, these holders will have “piggyback” registration rights to include such securities in other registration statements filed by the Company and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 2,250,000 units to cover over-allotments, if any. On June 30, 2025, the underwriters fully exercised their over-allotment option.

The underwriters were paid a cash underwriting discount of $1,155,750 ($0.067 per Unit offered in the Initial Public Offering). Additionally, the underwriters are entitled to a deferred fee of $0.30 per Unit, or $5,175,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On August 25, 2025, the underwriters agreed to reduce the deferred underwriting discount to $0.18 per Unit sold in the Initial Public Offering, or $3,105,000, in connection with the proposed Business Combination contemplated by the Business Combination Agreement. As a result of termination of the Business Combination Agreement, the deferred underwriting discount will remain $0.30 per Unit, or $5,175,000.

Representative Shares

The Company issued to Clear Street and/or its designees 229,425 Class A ordinary shares (the “Representative Shares”) upon the consummation of the Initial Public Offering. The Company estimated the fair value of the Representative Shares to be $2,294,250. The fair value of the Representative Shares was determined to be $10.00 per share as the Representative Shares were issued at approximately the same time as the units sold at $10.00 per unit in the Initial Public Offering. The Company accounted for the Representative Shares as an expense of the Initial Public Offering, resulting in a charge directly to shareholders’ deficit and will not require remeasurement after issuance. Clear Street (and any of its designees to whom the Representative Shares are issued) agree not to transfer, assign or sell any such shares without the Company’s prior consent until the completion of a Business Combination. In addition, the Representative Shares are deemed to be underwriting compensation by the Financial Industry Regulatory Authority, Inc. (“FINRA”) pursuant to FINRA Rule 5110 and will, accordingly, be subject to certain transfer restrictions for a period of 180 days beginning on the date of commencement of sales of the Units in the Initial Public Offering. Furthermore, Clear Street agreed (and any of its designees to whom the Representative Shares are issued agree) (i) to waive its redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Completion Window.

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were 581,250 shares of Class A ordinary shares issued and outstanding, excluding 17,250,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were 5,750,000 Class B ordinary shares issued and outstanding.

The Founder Shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in this offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares underlying the Private Placement Warrants issued to the Sponsor), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of Working Capital Notes) minus (iii) any redemptions of Class A ordinary shares by Public Shareholders in connection with an initial Business Combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

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

Warrants — As of June 30, 2026 and December 31, 2025, there were 5,867,240 warrants outstanding, including 5,749,965 Public Warrants and 117,275 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

Recurring Fair Value Measurements

The following table presents information about the Company’s recurring fair value measurements as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026
Assets:
Investments held in Trust Account	1	$179,533,784

	Level	December 31, 2025
Assets:
Investments held in Trust Account	1	$176,338,275

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the accompanying balance sheet date through the date that the accompanying unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed consolidated financial statements, other than those disclosed below.

On August 7, 2026, the Parties entered into the Termination Agreement, pursuant to which the Business Combination Agreement was terminated by the mutual consent of the Parties, effective as of August 7, 2026, due to market conditions. As a result of the mutual termination of the Business Combination Agreement, that agreement became of no further force and effect, except as set forth in the Termination Agreement. The mutual termination of the Business Combination Agreement also terminated and made void the transaction agreements that were entered into in connection with the Business Combination Agreement.

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

Overview

We are a blank check company incorporated on March 3, 2025 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Quarterly Report as our “initial business combination”. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

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

Termination of Business Combination Agreement

On August 25, 2025, the Company executed a Business Combination Agreement (the “Business Combination Agreement”), with YA S3 Inc., a Florida corporation and an indirect wholly owned subsidiary of the Company (“SPAC Sub”), Foris Holdings KY Limited, a Cayman Islands exempted company known commercially as Crypto.com (“Crypto.com”), Crypto.com Strategy Holdings, a Cayman Islands exempted company (“Crypto.com Sub”), Yorkville Acquisition Sponsor, LLC, a Delaware limited liability company (“Sponsor”), and Trump Media & Technology Group Corp., a Florida corporation (“TMTG” and together with Crypto.com Sub and the Sponsor, the “Sellers”). The Company, SPAC Sub, Crypto.com, Crypto.com SUB, TMTG and the Sponsor are referred to herein as the “Parties.”

On August 7, 2026, the Parties entered into a Mutual Termination and Release Agreement Termination Agreement (the “Termination Agreement”), pursuant to which the Business Combination Agreement was terminated by the mutual consent of the Parties, effective as of August 7, 2026, due to market conditions. As a result of the mutual termination of the Business Combination Agreement, that agreement became of no further force and effect, except as set forth in the Termination Agreement. The mutual termination of the Business Combination Agreement also terminated and made void the transaction agreements that were entered into in connection with the Business Combination Agreement.

Results of Operations

As of June 30, 2026, we had not commenced any operations. All activity from inception through June 30, 2026 relates to our formation and our Initial Public Offering, and, since the completion of the Initial Public Offering, our search for a target to consummate an initial business combination. We will not generate any operating revenues until after the completion of an initial business combination, at the earliest. We will generate non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering and placed in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had net income of $1,421,108, which consisted of income on investments held in the Trust Account of $1,601,107 and interest income of $1,087, offset by general and administrative expenses of $181,086. For the three months ended June 30, 2025, we had net loss of $61,710, which consisted of formation, general and administrative expenses of $63,574, offset by interest income of $1,864.

For the six months ended June 30, 2026, we had net income of $2,364,463 which consisted of income on investments held in the Trust Account of $3,195,509 and interest income of $2,317, offset by general and administrative expenses of $833,363. For the period from March 3, 2025 (inception) through June 30, 2025, we had net loss of $92,134, which consisted of formation, general and administrative expenses of $93,998, offset by interest income of $1,864.

Liquidity, Capital Resources and Going Concern

As of June 30, 2026, we had $181,617 in cash and cash equivalents held outside of the Trust Account and a working capital deficit of $2,440,448 (excluding cash and marketable securities held in the Trust Account and the deferred underwriter fee payable).

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

For the six months ended June 30, 2026, net cash used in operating activities was $530,482. Net income of $2,364,463 was adjusted by income on investments in Trust Account of $3,195,509, and $291,661 changes in operating assets and liabilities. Net cash provided by financing activities was $500,000 related to proceeds from Working Capital Note to Sponsor.

As of June 30, 2026, we had marketable securities held in the Trust Account of $179,553,784 consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting fees and income taxes payable), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash and cash equivalents of $181,617 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that an initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Notes may be convertible into units of the post-business combination entity at a price of $10.00 per unit, at the option of the lender. As of June 30, 2026, there is $500,000 outstanding under the Working Capital Note.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Related Party Transactions

Please refer to Financial Statement Note 6 - Related Party Transactions.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of June 30, 2026.

The underwriters of the Initial Public Offering are entitled to a deferred underwriting discount of $0.30 per Unit, or $5,175,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement. On August 25, 2025, the underwriters agreed to reduce the deferred underwriting discount to $0.18 per Unit sold in the Initial Public Offering, or $3,105,000, in connection with the proposed Business Combination contemplated by the Business Combination Agreement. As a result of the termination of the Business Combination Agreement, the deferred underwriting discount will remain $0.30 per Unit, or $5,175,000.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

As of the date of this Report, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on March 31, 2026, other than as set forth below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We may not be able to complete our initial Business Combination within the Completion Window, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Finding, researching, analyzing and negotiating with the Sellers took a substantial amount of time and effort, and we may not be able to find a suitable target business and complete our initial Business Combination within the Completion Window. We may not be able to find, research, negotiate and agree to terms with, and/or arrange for new sources of financing for a Business Combination with a new prospective target business by the Completion Window, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

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

On February 19, 2026, the Company drew $250,000 against the Working Capital Note. As disclosed in Items 1.01, 2.03, and 3.02 of the Company’s Current Report on Form 8-K filed on July 15, 2026, on May 4, 2026, the Company entered into an amendment to the Working Capital Note increasing the aggregate principal amount to $500,000. Additionally, on May 4, 2026, the Company drew an additional $250,000 against the Working Capital Note. As of June 30, 2026, there is $500,000 outstanding under the Working Capital Note. Other than the issuance of the Working Capital Note, no unregistered sales of equity securities were completed by the Company during the fiscal quarter ending on June 30, 2026.

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

As of June 30, 2026, the net proceeds from the offering and the concurrent private placement remain on deposit in the trust account in accordance with the Company’s governing documents and the terms disclosed at the time of the offering, pending completion of the Company’s initial business combination. Consistent with the Company’s governing documents and the trust agreement, funds in the Trust Account have been invested only in U.S. government securities with a maturity of 185 days or less, in money market funds meeting the conditions of Rule 2a‑7 under the Investment Company Act that invest solely in direct U.S. government obligations, as uninvested cash, or in an interest‑bearing demand deposit or other bank account. Other than permitted withdrawals for taxes and allowed expenses, there has been no material change in the planned use of proceeds as described in the Company’s final prospectus. As of June 30, 2026, the Trust Account contains $179,533,784.

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

2.2

Mutual Termination and Release Agreement, dated as of August 7, 2026 by and among the Company, SPAC Sub, Crypto.com, Crypto.com Sub, TMTG and the Sponsor. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on August 10, 2026).

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

10.14

Amended and Restated Working Capital Note, Dated May 4, 2026, issued by the Company to the Sponsor (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on July 15, 2026).

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

Dated: August 12, 2026