Form 10-Q
period 2026-09-30
Yorkville Acquisition Corp.
filed 2026-11-13
CIK 2064658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

☒ Yes ☐ No

As of November 13, 2026, the registrant had a total of 17,831,250 Class A ordinary shares, $0.0001 par value, issued and outstanding and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

YORKVILLE ACQUISITION CORP.

SEPTEMBER 30, 2026

		Page
PART I - FINANCIAL INFORMATION		1
Item 1.	Financial Statements.	1
	Condensed Consolidated Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	1
	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 for the three months ended September 30, 2025 and for the period from March 3, 2025 (inception) through September 30, 2025	2
	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2026, for the three months ended September 30, 2025 and for the period from March 3, 2025 (inception) through September 30, 2025	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and for the period from March 3, 2025 (inception) through September 30, 2025	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	24
PART II - OTHER INFORMATION		25
Item 1.	Legal Proceedings	25
Item 1.A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	25
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	27
PART III – SIGNATURES		28

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

YORKVILLE ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
Assets:	(Unaudited)
Current assets
Cash	$44,834	$212,099
Prepaid expenses – current	146,526	191,667
Total current assets	191,360	403,766
Non-current assets
Investments held in Trust Account	181,171,820	176,338,275
Prepaid expenses - non-current	—	78,833
Total non-current assets	181,171,820	176,417,108
Total Assets	$181,363,180	$176,820,874

Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit:
Current liabilities
Accrued expenses	$2,138,801	$1,826,861
Due to related party	—	45,000
Working Capital Notes	500,000	—
Accounts payable	89,432	180,140
Total current liabilities	2,728,233	2,052,001
Non-current liabilities
Deferred underwriting commissions	5,175,000	5,175,000
Total non-current liabilities	5,175,000	5,175,000
Total Liabilities	7,903,233	7,227,001

Commitments and Contingencies (Note 7)
Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 17,250,000 shares issued and outstanding at redemption value of $10.50 and $10.22 per share at September 30, 2026 and December 31, 2025, respectively	181,171,820	176,338,275

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value; 200,000,000 shares authorized; 581,250 shares issued and outstanding (excluding 17,250,000 shares subject to possible redemption) at September 30, 2026 and December 31, 2025	58	58
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at September 30, 2026 and December 31, 2025	575	575
Additional paid-in capital	—	—
Accumulated deficit	(7,712,506)	(6,745,035)
Total Shareholders’ Deficit	(7,711,873)	(6,744,402)
Total Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit	$181,363,180	$176,820,874

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YORKVILLE ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

				For the
				Period from
	For the	For the	For the	March 3,
	Three Months	Three Months	Nine Months	2025
	Ended	Ended	Ended	(Inception) to
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
General and administrative expenses	$137,118	$1,640,771	$970,481	$1,734,769
Loss from operations	(137,118)	(1,640,771)	(970,481)	(1,734,769)

Other income:
Income on investments in Trust Account	1,638,036	1,237,068	4,833,545	1,237,068
Interest income	693	8,331	3,010	10,195
Other income, net	1,638,729	1,245,399	4,836,555	1,247,263
Net income (loss)	$1,501,611	$(395,372)	$3,866,074	$(487,506)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	17,250,000	17,250,000	17,250,000	7,567,217

Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.06	$(0.02)	$0.16	$(0.04)

Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares	581,250	581,250	581,250	254,982

Basic and diluted net income (loss) per share, non-redeemable Class A ordinary shares	$0.06	$(0.02)	$0.16	$(0.04)

Basic weighted average shares outstanding, non-redeemable Class B ordinary shares	5,750,000	5,750,000	5,750,000	5,329,009	(1)

Basic net income (loss) per share, non-redeemable Class B ordinary shares	$0.06	$(0.02)	$0.16	$(0.04)

Diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	5,750,000	5,750,000	5,750,000	5,750,000

Diluted net income (loss) per share, non-redeemable Class B ordinary shares	$0.06	$(0.02)	$0.16	$(0.04)
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

YORKVILLE ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three and Nine Months Ended September 30, 2026

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	581,250	$58	5,750,000	$575	$—	$(6,745,035)	$(6,744,402)
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value	—	—	—	—	—	(1,594,402)	(1,594,402)
Net income	—	—	—	—	—	943,355	943,355
Balance – March 31, 2026 (unaudited)	581,250	$58	5,750,000	$575	$—	$(7,396,082)	$(7,395,449)
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value	—	—	—	—	—	(1,601,107)	(1,601,107)
Net income	—	—	—	—	—	1,421,108	1,421,108
Balance – June 30, 2026 (unaudited)	581,250	$58	5,750,000	$575	$—	$(7,576,081)	$(7,575,448)
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value	—	—	—	—	—	(1,638,036)	(1,638,036)
Net income	—	—	—	—	—	1,501,611	1,501,611
Balance – September 30, 2026 (unaudited)	581,250	$58	5,750,000	$575	$—	$(7,712,506)	$(7,711,873)

For the Three Months Ended September 30, 2025 and For the Period from March 3, 2025 (Inception) Through September 30, 2025

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – March 3, 2025 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor(1)	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(30,424)	(30,424)
Balance – March 31, 2025 (unaudited)	—	$—	5,750,000	$575	$24,425	$(30,424)	$(5,424)
Fair Value of Public Warrants included in Public Units	—	—	—	—	3,526,667	—	3,526,667
Capital contribution from Sponsor	—	—	—	—	181,750	—	181,750
Sale of Private Placement Units	351,825	35	—	—	3,518,215	—	3,518,250
Issuance of Representative Shares	229,425	23	—	—	2,294,227	—	2,294,250
Allocated value of transaction costs to warrants	—	—	—	—	(192,678)	—	(192,678)
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	(9,352,606)	(4,268,345)	(13,620,951)
Net loss	—	—	—	—	—	(61,710)	(61,710)
Balance – June 30, 2025 (unaudited)	581,250	58	5,750,000	575	—	(4,360,479)	(4,359,846)
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value	—	—	—	—	—	(1,237,068)	(1,237,068)
Net loss	—	—	—	—	—	(395,372)	(395,372)
Balance – September 30, 2025 (unaudited)	581,250	$58	5,750,000	$575	$—	$(5,992,919)	$(5,992,286)
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

YORKVILLE ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the
		Period From
		March 3,
	Nine Months	2025
	Ended	(Inception) Through
	September 30,	September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$3,866,074	$(487,506)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	12,762
Formation, general and administrative expenses paid by Sponsor under promissory note – related party	—	41,195
Income on investments in Trust Account	(4,833,545)	(1,237,068)
Changes in operating assets and liabilities:
Prepaid expenses	123,974	(335,077)
Due to related party	(45,000)	(16,204)
Accounts payable	(90,708)	52,454
Accrued expenses	311,940	1,406,351
Net cash used in operating activities	(667,265)	(563,093)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(173,362,500)
Net cash used in investing activities	—	(173,362,500)

Cash Flows from Financing Activities:
Proceeds from sale of Units	—	172,500,000
Proceeds from Private Placement Units	—	3,518,250
Payment of underwriting fee	—	(1,155,750)
Capital contribution from Sponsor	—	181,750
Payment of promissory note – related party	—	(124,723)
Payment of offering costs	—	(703,696)
Proceeds from Working Capital Notes	500,000	—
Net cash provided by financing activities	500,000	174,215,831

Net change in Cash	(167,265)	290,238
Cash – Beginning of period	212,099	—
Cash – End of period	$44,834	$290,238

Non-Cash Investing and Financing Activities:
Deferred offering costs contributed by Sponsor through promissory note – related party	$—	$83,528
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$12,238
Deferred underwriter fee payable	$—	$5,175,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YORKVILLE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

Yorkville Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on March 3, 2025. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Following the termination of its previously proposed business combination, as described below under “Termination of Business Combination Agreement,” the Company is seeking a suitable target business with which to complete its initial Business Combination. As of the date of this Quarterly Report on Form 10-Q, the Company has not entered into a definitive agreement with respect to an initial Business Combination with any new target business.

As of September 30, 2026, the Company has not commenced any operations. All activity for the period from March 3, 2025 (inception) through September 30, 2026 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), and activities associated with identifying and negotiating a potential Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

On June 30, 2025, the Company consummated the Initial Public Offering of 17,250,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 2,250,000 Units, at $10.00 per Unit, generating gross proceeds of $172,500,000. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 351,825 units (the “Private Placement Units” and, with respect to the Class A ordinary shares included in the Private Placement Units, the “Private Placement Shares”) at a price of $10.00 per Private Placement Unit, in a private placement to the Company’s sponsor, Yorkville Acquisition Sponsor LLC (the “Sponsor”), generating gross proceeds of $3,518,250. Each Private Placement Unit consists of one Private Placement Share and one-third of one redeemable warrant (each, a “Private Placement Warrant”). Each whole Private Placement Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share.

Transaction costs for the Initial Public Offering amounted to $9,424,463, consisting of $1,155,750 of cash underwriting fees, $5,175,000 of deferred underwriting fees, $2,294,250 for issuance of representative shares, and $799,463 of other offering costs.

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

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable (other than excise or similar taxes)), divided by the number of then outstanding Public Shares, subject to the limitations. The amount in the Trust Account was initially $10.05 per Public Share. The Public Shares subject to redemption were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares (as defined in Note 6) and Public Shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would not be voted in favor of approving the Business Combination) in favor of the initial Business Combination.

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

Termination of Business Combination Agreement

On August 25, 2025, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with YA S3 Inc., a Florida corporation and an indirect wholly owned subsidiary of the Company, Foris Holdings KY Limited, a Cayman Islands exempted company, Crypto.com Strategy Holdings, a Cayman Islands exempted company, Trump Media & Technology Group Corp., a Florida corporation, and the Sponsor (such parties, the “Parties”).

On August 7, 2026, the Parties entered into a Mutual Termination and Release Agreement, pursuant to which the Business Combination Agreement was terminated by the mutual consent of the Parties, effective as of August 7, 2026, due to market conditions. The termination of the Business Combination Agreement also terminated the transaction agreements entered into in connection therewith. The Company intends to continue to seek a suitable target business with which to complete its initial Business Combination within the Completion Window.

Liquidity, Capital Resources and Going Concern

As of September 30, 2026, the Company had $44,834 of cash and a working capital deficit of $2,536,873. The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through receipt of $25,000 from the Sponsor in exchange for the issuance of Founder Shares, and up to $300,000 under the Promissory Note (as defined in Note 6). On July 2, 2025, the Promissory Note was repaid in full. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205 - 40, “Presentation of Financial Statements — Going Concern”, subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement Units held outside of the Trust Account.

The Company has until June 30, 2027 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

Further, the Company has incurred and expects to continue to incur significant costs in pursuit of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Completion Window, the Board would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Completion Window. As a result, management has determined that such an additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2025 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the period ended December 31, 2025. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments not held in Trust with an original maturity of three months or less when purchased to be cash equivalents. The Company had $44,834 and $212,099 of cash and no cash equivalents, respectively, as of September 30, 2026 and December 31, 2025.

Investments Held in Trust Account

At September 30, 2026 and December 31, 2025, the assets in the Trust Account, amounting to $181,171,820 and $176,338,275, respectively, were held in money market funds backed by treasury securities in accordance with the Investment Management Trust Agreement, dated June 26, 2025 (the “Trust Agreement”).

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be a Cayman Islands exempted company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the condensed consolidated balance sheet date. As of September 30, 2026 and December 31, 2025, there were no derivative liabilities.

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

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares for the three and nine months ended September 30, 2026:

	For the Three Months Ended
	September 30, 2026
	Class A	Class A	Class B
	Redeemable	Non-redeemable	Non-redeemable
Basic and diluted net income per ordinary shares:
Numerator:
Allocation of net income, basic and diluted	$1,098,449	$37,013	$366,149
Denominator:
Basic and diluted weighted average ordinary shares outstanding	17,250,000	581,250	5,750,000
Basic and diluted net income per ordinary share	$0.06	$0.06	$0.06

	For the Nine Months Ended
	September 30, 2026
	Class A	Class A	Class B
	Redeemable	Non-redeemable	Non-redeemable
Basic and diluted net income per ordinary shares:
Numerator:
Allocation of net income, basic and diluted	$2,828,085	$95,294	$942,695
Denominator:
Basic and diluted weighted average ordinary shares outstanding	17,250,000	581,250	5,750,000
Basic and diluted net income per ordinary share	$0.16	$0.16	$0.16

The earnings per share presented in the statements of operations for the three months ended September 30, 2025 and for the period from March 3, 2025 (inception) through September 30, 2025 is based on the following:

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheet. As of September 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed consolidated balance sheet are reconciled in the following table:

Gross proceeds from Initial Public Offering	$172,500,000
Less:
Proceeds allocated to Public Warrants	(3,526,667)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(9,231,784)
Plus:
Remeasurement of Class A ordinary shares subject to possible redemption	16,596,726
Class A ordinary shares subject to possible redemption at December 31, 2025	176,338,275
Remeasurement of Class A ordinary shares subject to possible redemption	4,833,545
Class A ordinary shares subject to possible redemption at September 30, 2026	$181,171,820

Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures” (“ASU 2024-03”), which requires entities to disclose details about specific expenses, such as inventory purchases, employee compensation, depreciation, amortization and depletion, included within commonly presented income statement expense captions. The disaggregated expense captions must be disclosed in a tabular format in the notes to the financial statements. ASU 2024-03 is effective for annual periods beginning on January 1, 2027 and interim periods beginning on January 1, 2028. The Company is currently evaluating the impact of adopting ASU 2024-03 on its financial statements and related disclosures.

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

The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor, or their permitted transferees, the Private Placement Warrants (i) will not be redeemable, (ii) may not (including the Class A ordinary shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (iii) may be exercised by the holders on a cashless basis, and (iv) will be entitled to registration rights.

The Sponsor, officers and directors entered into a letter agreement with the Company, pursuant to which they agreed to (i) waive their redemption rights with respect to any shares held by them in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to any shares held by them in connection with a shareholder vote to approve an amendment to the amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Placement Shares if the Company fails to complete an initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete an initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares and Private Placement Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination transaction) in favor of the initial Business Combination.

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

	September 30,	December 31,
	2026	2025
Cash	$44,834	$212,099
Investments held in Trust Account	$181,171,820	$176,338,275

				For the
	For the	For the	For the	Period from
	Three Months	Three Months	Nine Months	March 3, 2025
	Ended	Ended	Ended	(Inception) to
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
General and administrative expenses	$137,118	$1,640,771	$970,481	$1,734,769
Income on investments in Trust Account	1,638,036	1,237,068	4,833,545	1,237,068

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

As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the Public Shares issuable upon conversion thereof. The Founder Shares are identical to the Public Shares included in the Units sold in the Initial Public Offering except that the Founder Shares automatically convert into Public Shares at the time of the initial Business Combination (with such conversion taking place immediately prior to, simultaneously with, or immediately following the time of the initial Business Combination, as may be determined by the directors of the Company) or earlier at the option of the holder and are subject to certain transfer restrictions, as described in more detail below. The Sponsor has agreed to forfeit up to an aggregate of 750,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent approximately 25% of the Company’s issued and outstanding shares after the Initial Public Offering. If the Company increases or decreases the size of the offering, the Company will effect a share capitalization or share surrender, as applicable, immediately prior to the consummation of the Initial Public Offering in such amount as to maintain the Founder Share ownership of the Company’s shareholders prior to the Initial Public Offering at 25% of the Company’s issued and outstanding ordinary shares upon the consummation of the Initial Public Offering. The Sponsor will not be entitled to redemption rights with respect to any Founder Shares and any Public Shares held by the Sponsor in connection with the completion of the initial Business Combination. If the initial Business Combination is not completed within 24 months from the closing of the Initial Public Offering, the Sponsor will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by it.

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

Due to Related Party

On December 30, 2025, the Board approved the payment by the Company of a monthly advisory fee of $15,000 payable to the Company’s Chief Executive Officer, Kevin McGurn, in connection with identifying, investigating, negotiating and completing the Company’s initial Business Combination and related matters. The advisory fee is effective as of October 2025 and will continue on a monthly basis until the earlier of (i) the closing and completion of the Company’s initial Business Combination and (ii) the liquidation of the Company.

On April 22, 2026, Mr. Kevin McGurn notified the board of directors of the Company of his resignation as Chief Executive Officer of the Company, effective immediately. Mr. McGurn’s resignation was not the result of any dispute or disagreement with the Company on any matter, whether related to the Company’s operations, policies, practices or otherwise.

As of September 30, 2026 and December 31, 2025, there is $0 and $45,000, respectively, in due to related party related to the agreement. The Company incurred $0 and $56,250, respectively, for the three and nine months ended September 30, 2026. The Company incurred $0 for the three months ended September 30, 2025 and for the period from March 3, 2025 (inception) through September 30, 2025. Amounts have been included in general and administrative expenses in the accompanying statements of operations.

Related Party Loans

In addition, in order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (such loans, together, the “Working Capital Notes”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Notes. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Notes but no proceeds held in the Trust Account would be used to repay the Working Capital Notes. Up to $1,500,000 of such Working Capital Notes may be convertible into private placement-equivalent units of the post-Business Combination entity at a price of $10.00 per unit (“Working Capital Units”), with each unit comprised of one Class A ordinary share and one-third of one warrant to purchase one Class A ordinary share at an exercise price of $11.50 per share. On February 11, 2026, the Company issued a Working Capital Note, in the form of a convertible unsecured promissory note, in the aggregate principal amount of $250,000 to the Sponsor in order to provide the Company with additional working capital. Pursuant to the terms of the Working Capital Note, the principal balance shall not accrue interest; shall be payable by the Company on the earlier of the date on which the Company consummates its initial Business Combination or the date that the winding up of the Company is effective; and is convertible at the Sponsor’s election upon the consummation of the Company’s initial Business Combination. Should the Sponsor elect to convert all or a portion of the principal balance, the elected principal balance amount will convert into Working Capital Units, at a price of $10.00 per Working Capital Unit, which are identical to the Private Placement Units issued in connection with the Company’s Initial Public Offering, rounded down to the nearest whole number. On February 19, 2026, the Company drew $250,000 against the Working Capital Note. On May 4, 2026, the Company entered into an amended and restated Working Capital Note increasing the aggregate principal amount to $500,000. Additionally, on May 4, 2026, the Company drew an additional $250,000 against the Working Capital Note. As of September 30, 2026, there is $500,000 outstanding under the Working Capital Note. The Company has relied upon Section 4(a)(2) of the Securities Act, in connection with the issuance of the Working Capital Note.

Additionally, in order to finance potential extensions, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company up to $3,450,000 in extension loans (assuming no Public Shares have been redeemed at the time of each extension), as may be required (“Extension Loans”). The Extension Loans may be convertible private placement-equivalent units of the post-Business Combination entity at a price of $10.00 per unit (“Extension Units”), with each unit comprised of one Class A ordinary share and one-third of one warrant to purchase one Class A ordinary share at an exercise price of $11.50 per share. As of September 30, 2026 and December 31, 2025, the Company had no borrowings under the Extension Loans.

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

Registration Rights

The holders of the Founder Shares, Private Placement Units, Working Capital Units and Extension Units that may be issued upon conversion of loans made by the Sponsor or one of its affiliates, and their permitted transferees, will have registration rights to require the Company to register a sale of any of its securities held by them (in the case of the Founder Shares, only after conversion to the Company’s Class A ordinary shares) pursuant to a registration rights agreement dated June 26, 2025. These holders are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders have “piggyback” registration rights to include such securities in other registration statements filed by the Company and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were 581,250 shares of Class A ordinary shares issued and outstanding, excluding 17,250,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were 5,750,000 Class B ordinary shares issued and outstanding.

The Founder Shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares underlying the Private Placement Warrants issued to the Sponsor), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of Working Capital Notes) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial Business Combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Except as set forth herein, holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the amended and restated memorandum and articles of association or as required by the Companies Act  (As Revised) of the Cayman Islands or stock exchange rules, an ordinary resolution under Cayman Islands law and the amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Company’s amended and restated memorandum and articles of association, such actions include amending the amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the Company’s initial Business Combination, the holders of more than 50% of the ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

Warrants — As of September 30, 2026 and December 31, 2025, there were 5,867,240 warrants outstanding, including 5,749,965 Public Warrants and 117,275 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

Under the terms of the warrant agreement, the Company has agreed that, as soon as practicable, but in no event later than 20 business days after the closing of its Business Combination, it will use commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement for the Initial Public Offering or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the Public Warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the Company’s initial Business Combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the Public Warrants until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the Public Warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, Public Warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Public Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a Public Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

Recurring Fair Value Measurements

The following table presents information about the Company’s recurring fair value measurements as of September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2026
Assets:
Investments held in Trust Account	1	$181,171,820

	Level	December 31, 2025
Assets:
Investments held in Trust Account	1	$176,338,275

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the accompanying balance sheet date through the date that the accompanying unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We refer to this Quarterly Report on Form 10-Q as our “Quarterly Report” and references to “we,” “us” or the “Company” herein reference Yorkville Acquisition Corp., a Cayman Islands exempted company. Reference to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Yorkville Acquisition Sponsor LLC, a Delaware limited liability company. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 31, 2026, and Part II, Item 1A of this Quarterly Report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Upon the closing of the Initial Public Offering and the private placement, $173,362,500 ($10.05 per Unit) of the net proceeds of the sale of the Units and the Private Placement Units were placed in the Trust Account, located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invests only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of an initial business combination and (ii) the distribution of the Trust Account as described below.

Termination of Business Combination Agreement

On August 25, 2025, the Company entered into the Business Combination Agreement with the Parties.

On August 7, 2026, the Parties entered into a Mutual Termination and Release Agreement, pursuant to which the Business Combination Agreement was terminated by the mutual consent of the Parties, effective as of August 7, 2026, due to market conditions. The termination of the Business Combination Agreement also terminated the transaction agreements entered into in connection therewith. The Company intends to continue to seek a suitable target business with which to complete its initial Business Combination within the Completion Window.

Results of Operations

As of September 30, 2026, we had not commenced any operations. All activity from inception through September 30, 2026 relates to our formation and our Initial Public Offering, and, since the completion of the Initial Public Offering, our search for a target to consummate an initial business combination. We will not generate any operating revenues until after the completion of an initial business combination, at the earliest. We will generate non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering and placed in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had net income of $1,501,611, which consisted of income on investments held in the Trust Account of $1,638,036 and interest income of $693, offset by general and administrative expenses of $137,118. For the three months ended September 30, 2025, we had net loss of $395,372, which consisted of formation, general and administrative expenses of $1,640,771, offset by income on investments held in the Trust Account of $1,237,068 and interest income of $8,331.

For the nine months ended September 30, 2026, we had net income of $3,866,074 which consisted of income on investments held in the Trust Account of $4,833,545 and interest income of $3,010, offset by general and administrative expenses of $970,481. For the period from March 3, 2025 (inception) through September 30, 2025, we had net loss of $487,506, which consisted of formation, general and administrative expenses of $1,734,769, offset by income on investments held in the Trust Account of $1,237,068 and interest income of $10,195.

Liquidity, Capital Resources and Going Concern

As of September 30, 2026, we had $44,834 in cash held outside of the Trust Account and a working capital deficit of $2,536,873 (excluding cash and marketable securities held in the Trust Account and the deferred underwriter fee payable).

Until the consummation of the Initial Public Offering, our only source of liquidity was from the $25,000 of proceeds from our Sponsor’s purchase of Class B ordinary shares, par value $0.0001 per share, and a loan of $300,207 from our Sponsor pursuant to a promissory note to cover certain expenses.

Following our Initial Public Offering and the sale of Private Placement Units to the Sponsor, a total of $173,362,500 was placed in the Trust Account.

For the nine months ended September 30, 2026, net cash used in operating activities was $667,265. Net income of $3,866,074 was adjusted by income on investments in Trust Account of $4,833,545, and $300,206 changes in operating assets and liabilities. Net cash provided by financing activities was $500,000 related to proceeds from Working Capital Note to Sponsor.

As of September 30, 2026, we had marketable securities held in the Trust Account of $181,171,820 consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting fees and income taxes payable), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $44,834 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

We may need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial business combination. We expect to incur significant costs related to identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year from the date that the financial statements accompanying this Quarterly Report are issued.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that an initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Notes may be convertible into units of the post-business combination entity at a price of $10.00 per unit, at the option of the lender. As of September 30, 2026, there is $500,000 outstanding under the Working Capital Note.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Related Party Transactions

Please refer to Financial Statement Note 6 - Related Party Transactions.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of September 30, 2026.

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

Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures” (“ASU 2024-03”), which requires entities to disclose details about specific expenses, such as inventory purchases, employee compensation, depreciation, amortization and depletion, included within commonly presented income statement expense captions. The disaggregated expense captions must be disclosed in a tabular format in the notes to the financial statements. ASU 2024-03 is effective for annual periods beginning on January 1, 2027 and interim periods beginning on January 1, 2028. The Company is currently evaluating the impact of adopting ASU 2024-03 on its financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11 on its consolidated financial statements and related disclosures.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2026, other than as set forth below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We may not be able to complete our initial Business Combination within the Completion Window, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Finding, researching, analyzing and negotiating with the Parties took a substantial amount of time and effort, and we may not be able to find a suitable target business and complete our initial Business Combination within the Completion Window. We may not be able to find, research, negotiate and agree to terms with, and/or arrange for new sources of financing for a Business Combination with a new prospective target business by the Completion Window, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

As disclosed in Items 1.01, 2.03, and 3.02 of the Company’s Current Report on Form 8‑K filed on February 17, 2026, the Company issued a Working Capital Note on February 11, 2026, in the aggregate principal amount of $250,000 to the Sponsor (See Note 6 – Related Party Transactions). Pursuant to the terms of the Working Capital Note, the principal balance shall not accrue interest; shall be payable by the Company on the earlier of the date on which Company consummates its initial Business Combination or the date that the winding up of the Company is effective; and is convertible at the Sponsor’s election upon the consummation of the Company’s initial Business Combination. Should the Sponsor elect to convert all or a portion of the principal balance, the elected principal balance amount will convert, at a price of $10.00 per unit, into Working Capital Units, rounded down to the nearest whole number. The Company has relied upon Section 4(a)(2) of the Securities Act, in connection with the issuance of the Working Capital Note.

On February 19, 2026, the Company drew $250,000 against the Working Capital Note. As disclosed in Items 1.01, 2.03, and 3.02 of the Company’s Current Report on Form 8-K filed on July 15, 2026, on May 4, 2026, the Company entered into an amended and restated Working Capital Note increasing the aggregate principal amount to $500,000. Additionally, on May 4, 2026, the Company drew an additional $250,000 against the Working Capital Note. As of September 30, 2026, there is $500,000 outstanding under the Working Capital Note. Other than the issuance of the Working Capital Note, no unregistered sales of equity securities were completed by the Company during the fiscal quarter ending on September 30, 2026.

Use of Proceeds

On June 30, 2025, the Company consummated its Initial Public Offering of 17,250,000 Units, including 2,250,000 Units issued pursuant to the underwriters’ full exercise of their over‑allotment option, at a price of $10.00 per unit, generating gross proceeds of $172,500,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement to the Sponsor of 351,825 Private Placement Units at a price of $10.00 per unit, for aggregate gross proceeds of $3,518,250. Each Private Placement Unit consists of one Class A ordinary share and one‑third of one redeemable warrant, each whole warrant exercisable to purchase one Class A ordinary share at $11.50 per share. After deducting the underwriting discounts and commissions paid at closing and offering expenses, an aggregate of $173,362,500 ($10.05 per Unit) from the sale of the Units in the Initial Public Offering and the Private Placement Units was placed in the Trust Account maintained by Continental Stock Transfer & Trust Company, as trustee.

As of September 30, 2026, the net proceeds from the Initial Public Offering and the concurrent private placement remain on deposit in the Trust Account in accordance with the Company’s governing documents and the terms disclosed at the time of the offering, pending completion of the Company’s initial business combination. Consistent with the Company’s governing documents and the Trust Agreement, funds in the Trust Account have been invested only in U.S. government securities with a maturity of 185 days or less, in money market funds meeting the conditions of Rule 2a‑7 under the Investment Company Act that invest solely in direct U.S. government obligations, as uninvested cash, or in an interest‑bearing demand deposit or other bank account. Other than permitted withdrawals for taxes and allowed expenses, there has been no material change in the planned use of proceeds as described in the Company’s final prospectus. As of September 30, 2026, the Trust Account contains $181,171,820.

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

10.2

Prior Promissory Note issued by the Registrant to our sponsor, dated as of March 5, 2025 (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-286569), filed by the Company with the SEC on April 16, 2025).

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

10.8	Promissory Note, dated February 11, 2026, issued by the Company to the Sponsor (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on February 17, 2026).
10.9

Amended and Restated Promissory Note, Dated May 4, 2026, issued by the Company to the Sponsor (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on July 15, 2026).

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

Dated: November 13, 2026